Form 10-Q
period 1995-03-31
RESEARCH INDUSTRIES CORP
filed 1995-05-11
CIK 83306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31,1995
                                                 -------------



                                     0-6944
                            (Commission File Number)



                        RESEARCH INDUSTRIES CORPORATION
             (Exact name of registrant as specified in its charter)

            UTAH                             87-0277827
       (State of Incorporation)             (IRS Employer
                                          Identification number)


                6864 SOUTH 300 WEST, SALT LAKE CITY, UTAH 84047
              (Address of registrant's principal executive office)


                                  801-562-0200
                        (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements
for the past 90 days.  (1) Yes  X     No       (2) Yes  X    No
                              -----      ---          -----    -----


The number of shares of common stock outstanding as of March 31, 1995 was 9,311,494.

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS
                                                                           Page
                                                                           ----


PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

      Consolidated Balance Sheets as of March 31, 1995 and June 30, 1994     3

      Consolidated Statements of Income and Retained Earnings for the
           Three Month Periods Ended March 31, 1995 and  1994                4

      Consolidated Statements of Income and Retained Earnings for the
           Nine Month Periods Ended March 31, 1995 and 1994                  5

      Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended March 31, 1995 and 1994                              6

      Notes to Consolidated Financial Statements                             7


ITEM 2.   Management's Discussion and Analysis                               8




PART II OTHER INFORMATION                                                   12

   Signature                                                                13

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                 MARCH 31,      June 30,
                                                    1995          1994

                                                (UNAUDITED)
ASSETS


CURRENT ASSETS
 Cash and equivalents                             $2,173,486    $2,794,092
 Short-term investments                            2,787,927     1,154,613
 Accounts receivable                               5,215,607     5,776,555
 Current portion of notes receivable               3,202,548     2,099,606
 Inventories                                       7,495,968     4,576,621
 Prepaid expenses                                    418,259       336,932
 Deferred tax asset                                  363,500       366,500

TOTAL CURRENT ASSETS                              21,657,295    17,104,919

LAND HELD FOR RESALE                               2,472,527     3,492,616
PROPERTY AND EQUIPMENT                             7,478,949     5,002,017
LONG-TERM INVESTMENTS                              3,135,194     5,966,567
NOTES RECEIVABLE, less current portion             5,838,728     5,531,073
PATENTS AND LICENSES                               2,675,205     1,502,460


                                                 $43,257,898   $38,599,652

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                               $  1,135,456   $ 2,005,372
 Income taxes payable                                232,738       643,223
 Accrued payroll, commissions and royalties          524,294       410,620
 Other accrued expenses                              228,402       129,564
 Current portion of long-term debt                    99,996        99,996

TOTAL CURRENT LIABILITIES                          2,220,886     3,288,775

LONG-TERM DEBT, less current portion                 197,429       272,426

DEFERRED INCOME TAXES                                453,000       571,000

SHAREHOLDERS' EQUITY
  Common Stock, par value $.50 per share;
authorized
    20,000,000 shares, issued 9,311,494 shares
in March
    and 9,206,683 shares in June                   4,710,526     4,668,842
  Additional paid-in capital                       8,365,686     7,733,119
  Retained earnings                               28,249,937    23,176,599
  Treasury stock, at cost                          (939,566)   (1,111,109)

                                                  40,386,583    34,467,451


                                                 $43,257,898   $38,599,652



RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  (UNAUDITED)

                                               Three Months Ended March 31,

                                                    1995          1994

 REVENUES
   Health care                                   $ 7,701,955    $5,695,070
   Real estate                                     2,100,772     2,826,459

                                                   9,802,727     8,521,529
 COSTS AND EXPENSES
   Cost of health care sales                       3,065,744     2,269,655
   Real estate transaction costs                   1,774,851     2,562,850
   Selling, general and administrative             1,786,077     1,341,040
   Research and development                          297,627       192,649

                                                   6,924,299     6,366,194


 OPERATING INCOME                                  2,878,428     2,155,335

 OTHER INCOME (EXPENSE)
   Interest expense                                 (20,695)       (7,884)
   Interest income and other                         120,615       123,828

                                                      99,920       115,944


 INCOME BEFORE INCOME TAXES                        2,978,348     2,271,279

 INCOME TAX EXPENSE                                1,065,000       789,000


 NET INCOME                                        1,913,348     1,482,279

   Retained earnings at beginning of period       26,336,589    19,872,440


 RETAINED EARNINGS AT END OF PERIOD              $28,249,937   $21,354,719



 EARNINGS PER SHARE                                    $ .21         $ .16



 WEIGHTED AVERAGE SHARES OUTSTANDING               9,271,000     9,267,000




RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  (UNAUDITED)

                                               Nine Months Ended March 31,

                                                   1995          1994

REVENUES
  Health care                                    $20,233,700  $15,644,104
  Real estate                                      4,216,786    4,298,503

                                                  24,450,486   19,942,607
COSTS AND EXPENSES
  Cost of health care sales                        8,013,828    6,286,582
  Real estate transaction costs                    3,012,874    3,427,273
  Selling, general and administrative              5,008,223    3,996,547
  Research and development                           833,725      613,885

                                                  16,868,650   14,324,287


OPERATING INCOME                                   7,581,836    5,618,320

OTHER INCOME (EXPENSE)
  Interest expense                                  (48,965)     (26,774)
  Interest income and other                          385,467      384,212

                                                     336,502      357,438


INCOME BEFORE INCOME TAXES                         7,918,338    5,975,758
INCOME TAX EXPENSE                                 2,845,000    2,034,000


NET INCOME                                         5,073,338    3,941,758

  Retained earnings at beginning of period        23,176,599   17,412,961


RETAINED EARNINGS AT END OF PERIOD               $28,249,937  $21,354,719



EARNINGS PER SHARE                                    $  .55       $  .43



WEIGHTED AVERAGE SHARES OUTSTANDING                9,212,000    9,267,000




RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                Nine Months Ended March 31,

                                                   1995          1994

OPERATING ACTIVITIES
 Net income                                       $5,073,338   $3,941,758
 Adjustments to reconcile net income to net
cash
  provided by operating activities:
   Depreciation and amortization                     725,807      544,743
   Deferred income taxes                           (115,000)    (318,500)
   Income tax benefit from exercise of
     non-qualified stock options                     263,003       46,772
   Gain on property exchange                                    (361,227)
   Changes in operating assets and
liabilities:
     Accounts receivable                             560,948    (278,817)
     Notes receivable                            (2,232,092)  (3,517,118)
     Inventories                                 (2,919,347)    (453,632)
     Land held for resale                          1,782,089    2,494,522
     Other assets                                (1,403,576)    (287,859)
     Current liabilities                         (1,067,889)        3,390


NET CASH PROVIDED BY OPERATING ACTIVITIES            667,281    1,814,032

INVESTING ACTIVITIES
 Net change in investments                         1,198,059    (860,005)
 Issuance of investment notes receivable                        (795,000)
 Repayment of investment notes receivable             59,495       39,431
 Purchase of property and equipment              (3,053,235)  (1,526,531)


NET CASH USED IN INVESTING ACTIVITIES            (1,795,681)  (3,142,105)

FINANCING ACTIVITIES
 Proceeds from long-term debt                                     261,707
 Repayment of long-term debt                        (74,997)    (339,287)
 Purchase of treasury stock                        (338,140)     (87,506)
 Reissuance of treasury stock                        509,683
 Proceeds from the sale of Common Stock              411,248       98,903


NET CASH PROVIDED BY (USED IN) FINANCING             507,794     (66,183)
ACTIVITIES


DECREASE IN CASH AND EQUIVALENTS                   (620,606)  (1,394,256)

  Cash and Equivalents at Beginning of Period      2,794,092    3,807,035


CASH AND EQUIVALENTS AT END OF PERIOD             $2,173,486   $2,412,779













      RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements of Research Industries Corporation and its subsidiaries as of March 31, 1995, and for the three and nine month periods then ended, were prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments (which are of a normal recurring nature) have been made to the financial statements to present fairly its financial position, results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. The Company has an audited annual report for the three years ended June 30, 1994.
It is suggested that the attached financial statements be read in conjunction with the annual report and the financial statements and notes contained therein.

INVENTORIES

                                             MARCH 31,    June 30,
                                                1995        1994


     Raw materials                           $3,312,252  $2,026,662
     Work-in-process                            655,996     505,100
     Finished goods                           3,527,720   2,044,859

                                             $7,495,968  $4,576,621



EARNINGS PER SHARE

Earnings per share of Common Stock are computed on the basis of the weighted average shares outstanding plus any common stock equivalents which would arise from the exercise of stock options when material.

STATEMENTS OF CASH FLOWS

Interest paid was approximately $49,000 in fiscal 1995 and $27,000 in fiscal 1994. Income taxes paid were $3,166,000 and $1,905,000 for the first nine months of fiscal 1995 and 1994, respectively. In March 1995, the Company foreclosed on and resold a piece of property (at a profit) in the Salt Lake International Center. The value of this noncash transaction was approximately $762,000.

CONTINGENCIES

The Company is a party to certain legal actions which have arisen in the ordinary course of business. After consultation with legal counsel, management is of the opinion that there are no pending or threatened legal matters which will have a material effect on the consolidated financial position of the Company.




      MANAGEMENT'S DISCUSSION AND ANALYSIS


CONSOLIDATED OPERATING HIGHLIGHTS
  Research Industries Corporation's earnings were $1,913,348 for the third quarter of fiscal 1995, a 29% increase over net income of $1,482,279 recorded in the same quarter of the prior year. Earnings per share were $.21 and $.16 for these two periods, respectively. Total revenues increased from $8,521,529 in the third quarter of fiscal 1994 to $9,802,727 in the same quarter of fiscal 1995, which represents a growth rate of 15%. The total growth rate is comprised of a 35% increase in health care revenues and a 26% decrease in real estate revenues over the comparable period in 1994.
  Earnings were $5,073,338 for the first nine months of fiscal 1995, compared to $3,941,758 for the same nine months of fiscal 1994 which represents a 29% increase. Earnings per share were $.55 and $.43 for these two periods, respectively. Total revenues increased from $19,942,607 in the first nine months of fiscal 1994 to $24,450,486 in the same quarter of fiscal 1995, which represents a growth rate of 23%. This growth rate reflects an increase of 29% in health care revenues and a 2% decrease in real estate revenues. Information related to these changes is discussed under the separate sections below.
  Selling, general and administrative expenses (SG&A) for the third quarter of fiscal 1995 were 23% of health care revenues compared to 24% in 1994. SG&A for the first nine months of fiscal 1995 were 25% of health care revenues compared to 26% in 1994. SG&A is compared only against health care revenues since there are substantially no such costs charged against real estate operations and the nature of real estate sales can result in unusual fluctuations in ratios that are difficult to understand if SG&A is compared against total revenue. Total SG&A growth rates are lower than the health care sales growth rates for the quarter and the nine month periods ending March 31, 1995. SG&A increases primarily reflect the continued growth of selling-related costs as sales increase and amortization costs resulting from recent product and technology acquisitions. Other than direct selling expenses and amortization costs, growth rates for other SG&A costs have been substantially lower than sales growth.
  Interest income was substantially unchanged for the first nine months of 1995 compared with 1994, reflecting the use of cash for several significant product and technology acquisitions and a manufacturing capability expansion. Interest expense has increased as the Company has borrowed against a line of credit at certain times during the year.
   The effective federal and state income tax rate has increased from 35% in the third quarter and 34% in the first nine months of 1994 to 36% for the same respective periods in 1995. The increase has occurred as the tax-free interest and the benefits of the Company's Foreign Sales Corporation have become a smaller percentage of pretax income and the fact that the Company anticipates reaching a higher federal income tax bracket prior to the end of the year.

HEALTH CARE OPERATIONS
Current Quarter:  Net health care sales were $7,701,955 in the third quarter of
- - - - ---------------
1995 compared to $5,695,070 in the same quarter of 1994, which represents a 35% increase. Medical device and solution sales increased by 45%, proprietary pharmaceuticals by 9% and sterile solution product sales by 5% for the quarter. The growth in medical device and solution revenues reflects an increase in domestic and international open-heart surgeries as well as market share gains for bypass circuitry cannulae, balloon cardioplegia delivery catheters, cardiac-assist devices and its new vascular products. The growth in proprietary pharmaceuticals resulted from more units sold. The Company is pleased to see continued improvement in the sale of these mature products. Sterile solutions sales are directly attributable to OEM customer orders which have been higher during the current year, enhanced by the addition of new OEM products. The third quarter growth percentage was lower than those experienced earlier in the year as sales in the third quarter of 1994 were much higher than the prior quarters of that year. The Company has new products in various stages of development and approval which it believes will contribute to sales in the future. Management also believes that it will continue to experience growth in the sales of its existing cardiovascular surgical products.
  During the quarter, and in March particularly, international sales were unusually strong. The Company believes this unusual demand was the result of foreign distributors increasing purchases to take advantage of the recent decline in the value of the dollar against several major foreign currencies. Since competition in the foreign markets requires higher distributor discounts, the Company experienced some unfavorable impact in the third quarter in average selling prices and gross margins.
  The Company recently announced the creation of a new Vascular Surgery
Products Division with the launch of its initial vascular surgery product, IschemiaAlertO, an ischemic limb (oxygen-starved) disposable blood flow sensor and bedside monitor. The Company sold its first units of this product during the quarter. It also acquired a small company, Imodex Medical Devices, Inc. which sells vascular shunts. Sales of these vascular products were included in the third quarter results as well. The Company anticipates the further development and/or acquisition of other vascular products in this division.
  Although the Company does not have foreign operations, it does sell worldwide to specialized cardiovascular distributors and other customers in foreign markets. Foreign sales increased by 53% in the third quarter over the same quarter of the prior year and 44% for the nine month period as compared to the prior year. These sales represented 28% of sales in the third quarter of 1995 compared to 25% in 1994.
  Gross margins were consistent with the third quarter of 1994 at 60%.   Gross
margins dipped slightly from 61% in the second quarter of 1995 as a result of unusually strong foreign sales in the third quarter. Foreign sales carry lower gross margins due to distributor price discounting in these markets. As foreign buyers increased purchases to take advantage of the devalued dollar, the Company realized lower gross margins on its combined base products sold. The impact of increased foreign sales was mostly offset by the benefits of manufacturing cost improvements implemented during the quarter.
  SG&A costs are discussed in the consolidated operating highlights since direct SG&A costs related to real estate have become insignificant which makes the allocation of corporate SG&A costs between health care and real estate rather arbitrary, impractical and difficult for investors to understand. Management believes the comparison of total SG&A costs provides the investor with a better understanding of its efforts to control costs and yet provide the Company with the necessary infrastructure to continue its growth.
  The Company continues to invest resources in research and product development to introduce new products. Royalty costs, which in many respects represent the cost of acquired research and development technologies, are recorded as a component of cost of sales. All R&D expenses relate to the health care segment. These expenditures increased from $192,649 in the third quarter of 1994 to $297,627 in the third quarter of fiscal 1995. This increase relates to work on several new products; however, the primary increase reflects the Company's preparations for European clinical trials of its Heparin Removal Device and Autologous Fibrin Delivery Kit. During the year the Company was awarded a $500,000 grant from the National Institutes of Health. Revenue from the grant will be recognized as the expenses are incurred and the monies become payable.`

Nine Month Periods:  Net health care sales were $20,233,700 for the first nine
- - - - ------------------

months of 1995 compared to $15,644,104 in the same period of 1994, which represents an increase of 29%. Medical device and solution sales increased by 32%, proprietary pharmaceuticals by 15% and sterile solution product sales by 31% for the nine month period. See quarterly analysis of changes.
  Gross margins remained constant at 60% for the two comparative period based on the items discussed in the quarterly analysis.
  For a discussion of SG&A expenses, see consolidated operating highlights and the quarterly results.
  Research and development expenditures increased from $613,885 in the first nine months of 1994 to $833,725 for the same period in fiscal 1995. The factors related to the change in expenditures are discussed under the quarterly information.

REAL ESTATE OPERATIONS
  The Company has a real estate portfolio remaining from its earlier years of operations. In past years this portfolio was used to help finance the Company's start-up of health care operations. The Company continues to divest these assets as reasonable offers are received.
  Real estate sales in the third quarter and the first nine months of 1995 include the sale of industrial land, interest on real estate contracts and revenue from the sale of the Company's interests in other real estate projects.
  Gross margins were 16% and 29% for the third quarter and nine month periods in 1995 compared to 9% and 20% for the same periods in 1994. The gross margins are reflective of the Company's cost basis in the specific properties sold and the related selling prices. The gross margins, therefore, may vary significantly between specific pieces of property sold. During the most recent quarter, the Company foreclosed on the holder of a note for property previously sold. The property was resold to another buyer in the same quarter at an additional profit.



      FINANCIAL CONDITION
The Company's balance sheet continued to improve during the third quarter of fiscal 1995. The following key measurements are indicative of the excellent liquidity and strong financial position of the Company:

                                                  MAR 31,  June 30,
      (In thousands except ratios)                 1995      1994

      Cash and investments                          $8,097    $9,915
      Working capital                               19,437    13,816
      Shareholders' equity                          40,387    34,467
      Current ratio                                   10:1       5:1


  Cash and investments decreased from June 30, 1994 as a result of the Company's acquisition of certain product technologies, payments for certain short-term obligations existing at year end, the costs associated with its current manufacturing cost reduction and capability expansion, and increases in notes receivable and inventories to accommodate expanding sales. Although cash equivalents have decreased, the Company has access to significant cash reserves as a result of its investment portfolio which has maturities of three years or less and which can be liquidated at any time if required and its short-term notes receivable. Short-term notes receivable represent amounts to be received within the coming year and increased to approximately $3.2 million at March 31, 1995 from $2.1 million at June 30, 1994. Internally generated funds have been sufficient and are expected to continue to meet requirements for working capital and capital expenditures in the future.
  Accounts receivable decreased by approximately $561,000 or 10% from June 30, 1994. June was a record sales month which resulted in a higher receivable balance. The decrease reflects payments of the higher receivables generated from the record sales in June.
  Inventories increased by approximately $2,916,000 or 64% from June 30, 1994. This increase is comprised of higher inventory levels in all components. New products including IschemiaAlertO and DuroFlo IIO coated catheters accounted for much of the increase in finished goods. Raw materials increased as a result of new products and to provide the needed raw materials to support greater production levels required by higher sales levels. In addition, some of the increase represents normal replacement of inventories deleted by the record June sales.
  The Company is just completing a $2 million manufacturing facility remodeling which not only updates its processes for certain currently manufactured products but also provides additional manufacturing capabilities for products not now produced in-house.
  Prepaid expenses increased due to a payment of insurance premiums for the current fiscal year, deposits made in connection with pending land transactions and from the prepayment of inventory to be purchased in connection with a license and distribution agreement for a proprietary blood flow monitoring system which includes a monitor, disposable ultrasonic doppler sensor and patient securing device.
  Accounts payable decreased as the result of the payment of certain liabilities existing at year end related to the purchase of treasury stock and for commission rights purchased from CAPS.
  During the first three months of 1995, the Company repurchased 40,000 shares of its Common Stock under the terms of a stock repurchase program announced in the prior year. The Company has repurchased a total of 171,000 shares to date of the total approved number of 200,000 shares at an average cost of $8.47. The Company has also reissued some shares for employee stock option exercise and stock purchase programs.
  Patents and licenses have increased since June 30, 1994 primarily as a result of the acquisition of technologies and licenses related to two major products. First, on October 4, 1994, the Company entered into a license and distribution agreement with Zertl Medical, Inc. for an FDA-approved proprietary blood flow monitoring system which includes a monitor, disposable ultrasonic doppler sensor and patient securing device. Under terms of an amended agreement, the Company is obligated to pay future minimum license fees of $1,430,600 and $4,000,000 for the purchase of monitors and disposable device inventories. These purchases and payments will be required over a minimum of two years. Second, on September 30, 1994, the Company entered into a licensing agreement to manufacture and sell certain proprietary vascular catheters. The total cost for this technology was $420,000.
  Effective January 1, 1995 the Company acquired Imodex Medical Devices, Inc. The combination was accounted for as a pooling-of-interests transaction.
Because the amounts of the transaction are not material, the prior results have not been restated to reflect the operations of the combined entity. The Company issued 26,700 shares for distribution to Imodex shareholders.
  There have been no other significant changes in capitalization or financial status during the quarter that are not reflected in the financial statements.

REGULATORY AND COMPETITIVE ENVIRONMENT
  Products manufactured or sold by the Company in the United States are subject to regulation by the Food and Drug Administration ("FDA"), as well as by other federal and state agencies. The FDA's approval process for new drugs and devices is complex and often requires long-term and sustained investment with no reliable basis for predicting the FDA's eventual decision regarding market approval, nor how long the approval process may continue. The FDA has the power to seize drugs or devices which it considers to be adulterated or misbranded or to require the manufacturer to remove them from the market and the power to publicize relevant facts. Recently, the FDA has taken aggressive steps to increase its corporate monitoring and enforcement functions.
  Historically, competition in the health care industry has been characterized by the search for technological and therapeutic innovations in the treatment, diagnosis and prevention of disease. The Company believes that it has benefited from the technological advantages of certain of its products. While competitors will continue to introduce new products in competition with those sold by the Company, the Company believes that its research and development efforts will permit it to remain competitive in the product areas where it now competes; however, all medical technologies are subject to the unanticipated risk of technological or scientific progress which may subject the Company's products, both those already manufactured and those in development, to the risk of technological obsolescence. The general competitive environment has been significantly impacted by the ongoing political dialogue regarding the cost and structure of the U.S. health care delivery system, which will probably result in some opportunities and some challenges for various sectors of the health care marketplace.

                          PART II    OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

      Incorporated by reference from "Notes to Consolidated Financial Statements--Contingencies" on page 8 herein.

ITEM 2.    CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

      Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5.    OTHER INFORMATION

      Not applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Listing of Exhibits

        Exhibit 11--Statement Re: Computation of Per Share Earnings

      (b) Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               RESEARCH INDUSTRIES CORPORATION






               /s/  Gary L. Crocker               May 10, 1995
               ----------------------------       ------------

               Gary L. Crocker, President and          Date
               Chief Executive Officer






               /s/  Mark W. Winn                  May 10, 1995
               ----------------------------       ------------

               Mark W. Winn, Vice President and        Date
               Chief Financial Officer





               /s/  V. Kelly Randall              May 10, 1995
               ----------------------------       ------------

               V. Kelly Randall, Secretary,       Date
               Treasurer and Corporate Controller