Form 10-K
period 1995-06-30
RESEARCH INDUSTRIES CORP
filed 1995-09-27
CIK 83306

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended JUNE 30, 1995 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934 (NO FEE REQUIRED) For the transition Period from        to
                                                                  ------
                          Commission file number 0-6944

                         RESEARCH INDUSTRIES CORPORATION
              (Exact name of registrant as specified in its charter)

               UTAH                          87-0277827
 (State or other jurisdiction of    (IRS Employer Identification
  incorporation or organization)               Number)

 6864 SO. 300 WEST, MIDVALE, UTAH               84047
 (Address of principal executive             (Zip Code)
             offices)

        Registrant's telephone number, including area code: (801) 562-0200


           Securities registered pursuant to Section 12(b) of the Act:

                                       NONE

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $.50 PAR VALUE
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X  No
                                                ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant (based on the closing sale price of $25.00 on August 31, 1995 and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $235 million.

The number of shares of the registrants common stock $.50 par value, outstanding as of August 31, 1995, was 9,440,816.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for use in connection with its annual meeting of shareholders to be held on November 3, 1995 are incorpor-ated by reference into Part III.

                           RESEARCH INDUSTRIES CORPORATION

                                       PART I

ITEM 1: BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS
    Research Industries Corporation was incorporated under Utah Law in 1968. As used in this report, except as otherwise indicated in information incorp-orated by reference, "Research" means Research Industries Corporation and the "Company" means Research and its subsidiaries.

    The Company is engaged in the development, manufacture and distribution of a diversified line of health care products, focusing on specialized cardiovascular, vascular and blood management surgical devices and specialty pharmaceuticals. Products are manufactured by the Company in two facilities located in the United States and sold in many countries. Health care is concerned with the preservation of health and with the diagnosis, cure, mitigation, treatment and prevention of disease and body defects and deficiencies. The Company's more than 450 products are used principally by hospitals, clinical and medical research laboratories and doctors' offices.

    The Company has real estate holdings remaining from its early years of operations. These assets are being liquidated in an orderly manner contributing to the Company's cash and investment position.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
    See page 27 of the financial statements included under Item 8 of this Form 10-K for financial information about segments.

(C) NARRATIVE DESCRIPTION OF BUSINESS
    HEALTH CARE ACTIVITIES
    The Company concentrates its health care activities in developing and manufacturing disposable cardiovascular, vascular, blood management devices and specialty pharmaceutical products. Research Medical, Inc. ("RMI", a wholly owned subsidiary) develops, manufactures and markets the disposable medical devices and markets pharmaceutical products including RIMSO-50O and a biological preservative agent, CryoservO. RMI also has an agreement with IVAX/McGaw, Inc. for McGaw's custom mixed "blood cardioplegia" solutions per physician prescriptions. Tera Pharmaceuticals, Inc., ("Tera", a wholly owned subsidiary) manufactures RIMSO-50O and CryoservO for sale to RMI and it provides contract manufacturing of sterile solutions for sale in OEM markets.

  Current Developments

  Heparin Removal Device (HRD):
  In July of 1994, the Company received approval of a Phase II grant in the amount of $500,000 from the National Institutes of Health, Heart, Lung & Blood Institute (NIH). The purpose of the grant is to complete human clinical testing and scale up manufacturing processes for commercialization of a heparin removal application of the Company's Selective Sorbent Technology. This technology provides an alternative for the removal of heparin from the blood stream following cardiopulmonary bypass surgeries. The current practice neutralizes heparin through the application of a drug, protamine sulfate, which can cause unpredictable adverse reactions in a substantial number of patients. The Company's new technology will allow heparin to be removed from the blood extracorporeally (outside the body) replacing the need for the problematic drug therapy to neutralize heparin.

  In the later part of fiscal 1995, clinical trials began in Switzerland to test HRD in humans. These trials are the first of approximately 60 randomized open-heart patients to be completed in two foreign locations. The Company hopes to begin U.S. human trials in fiscal 1996. The Company entered into a manufacturing arrangement with an ISO-9000 validated manufacturer in the Netherlands to assemble its HRD for distribution in foreign markets.

  The Company reached an agreement with Cobe Nephross B.V./Gambro in July 1994 to purchase all the assets required for the manufacture of certain components of the HRD. The purchase included the molding equipment for the hollow fiber filter membrane, an exclusive license agreement and the Pre-market Approval
  (PMA) for U.S. sales of the components.

  Vascular Products:
  The Company initiated a new vascular surgery product line during 1995 with the first product being IschemiaAlertTM, an ischemic limb (oxygen-starved) disposable blood-flow sensor and bedside monitor. The Company acquired worldwide distribution rights to this FDA-approved product from Zertl Medical, Inc. IschemiaAlertTM is the first disposable device specifically designed to continuously, quantitatively monitor blood flow in the foot's pedal artery, enabling surgeons to make better limb salvage decisions. The product is designed for use during and after surgical and diagnostic procedures in which there is an increased risk that blood flow through peripheral leg arteries might be compromised.

  Subsequent to the introduction to IschemiaAlertTM, the Company supplemented its vascular line with the acquisition of Imodex, Inc. The combination was accounted for as a pooling-of-interests transaction. The Company issued 26,700 shares for distribution to Imodex shareholders. Imodex sold carotid artery balloon shunts for use in endarterectomies (cleaning plaque from neck arteries). In connection with the acquisition, the Company introduced a line of non-balloon carotid shunts which makes it the only full-line, single source supplier of these vascular devices. These products are targeted toward the same vascular surgeons as those using the IschemiaAlertTM, allowing the Company to maximize the benefit of its distribution systems.

  Cirkuit-GuardTM:
  The FDA recently authorized a 510-K for Cirkuit-GuardTM, a pressure-relief safety value designed for use on roller-type pumps used in approximately two-thirds of the world's 700,000 open-heart procedures each year, as well as a cardioplegia circuit model.

  The BioFilterTM:
  In June of 1995, the Company signed a license agreement with Althin Medical, a leading manufacturer of blood filtration dialysis devices, to distribute a newly developed cardiovascular hemoconcentrator. A hemoconcentrator is a dis-posable device to remove excess fluids from a patient's blood during open-heart surgery, which can accumulate due to the administration of heart muscle preservation cardioplegia solutions as well as bypass circuit priming and intravenous solutions. Excess fluids can cause post-operative stress on a patient's heart.


  Autologous Fibrinogen Delivery Kit (AFD):
  This product is being developed to control post-operative bleeding safely and cost-effectively using the patient's own blood to form clots. The fibrinogen delivery device is comprised of a dual-barrel syringe with a patented dispens-ing outlet. One side of the syringe is filled with the fibrinogen separated from the patient's own blood just prior to surgery. The other side contains commercially available thrombin provided in the kit. Simultaneous injection of these solutions causes them to mix and form an instant clot. The AFD Kit is expected to be launched in foreign markets during the first quarter of fiscal 1996. Domestically the ``Kit'' is still subject to FDA approval and the Company will be filing an accelerated PMA for its approval.

  Disposable Medical Devices :

  RMI has negotiated several patent and technology license agreements with surg-eon inventors and others. Several patents have been issued relative to these products and other patents are pending. The Company continues to expand its offerings by adding new devices in each of its major product groups as well as expanding on its existing product base. A discussion of the Company's major product groups follows:

  Cardiovascular Devices:
  Cardiovascular devices are grouped into three major product categories which include bypass circuitry cannulae, cardiac-assist catheters and cardioplegia catheters and solutions. The function of each of these product groups is discussed below.

  a. Bypass Circuitry Cannulae. These devices are used to transport blood bet-ween a patient and a heart/lung bypass machine. Venous return catheters collect blood from the heart and transport it to the heart/lung machine. Aortic arch cannulae return oxygenated blood to the heart, while vent cath-eters are inserted into the heart to provide drainage to portions of the heart which otherwise may not be properly drained.

  b. Cardiac-Assist Catheters. Cardiac-assist catheters are used for higher-risk patients including those who have experienced prior open-heart surger-ies. These catheters are inserted into the chest or femoral arteries and veins and connect a patient's heart to cardiac-assist bedside pumps either before or after surgery or as a bridge to transplant. The Company has developed femoral access catheters with extremely thin walls and wire reinforcement which have been well received by the market.

  c. Cardioplegia Catheters. Cardioplegia is a technique used to preserve the heart muscle during open heart surgery. During these surgeries, cardiople-gia solution is infused into the patient's heart to slow its metabolism and protect the tissue. Cannulae, cardioplegia pressure monitoring sets, infusion kits, etc. are used to facilitate and monitor the delivery of the cardioplegia solutions. The Company provides the broadest line of these products to meet the varying needs of cardiac surgeons.

  Vascular Devices:
  At the present time vascular products consist of IschemiaAlertTM, an ischemic limb (oxygen-starved) disposable blood flow sensor and bedside monitor and carotid artery balloon and non-balloon shunts for use in endarterectomies (cleaning plaque from neck arteries).
  IschemiaAlertTM is the first disposable device specifically designed to continuously, quantitatively monitor blood flow in the foot's pedal artery, enabling surgeons to make better limb salvage decisions. The product is designed for use during and after surgical and diagnostic procedures in which there is an increased risk that blood flow through peripheral leg arteries might be compromised.

  Blood Management:
  Products in this category are used to facilitate the visualization of the surgical field or suture site by absorbing or dispersing blood and control-ling bleeding in arteries and/or vessels. The most significant products in this category include suction wands which remove blood from the surgical field and VisufloTM which helps to disperse blood from the field. Several new pro-ducts are planned for introduction in this segment such as the Autologous Fibrinogen Delivery Kit, the The BioFilterTM and the Heparin Removal Device.

  Pharmaceutical Products and Research:

  RMI has a strategic alliance with a subsidiary of IVAX/McGaw, Inc., Central Admixture Pharmacy Services (CAPS) to sell customized cardioplegia solution services to cardiovascular surgeons. This alliance is beneficial to both CAPS and the Company since the custom solutions are sold to the same surgeons which purchase the Company's products. The Company earns a commission on the sale ofeach unit of the solutions. The addition of this product makes RMI the only firm offering a complete package of cardioplegia disposables and solutions.

  The Company's proprietary pharmaceutical product, RIMSO-50O, is sold to drug wholesalers, hospitals, pharmacies, and directly to physicians for the treat-ment of interstitial cystitis, a painful bladder disease. The Company also markets CryoservO mainly to blood banks as a cryopreservative solution for human tissue.

  Private Label Medical Solutions:

  Tera Pharmaceuticals manufactures and sells a wide range of medical solutions such as eye washes and skin neutralizers to other companies under private labels.

  Product Development:

  The Company is actively engaged in the development of new products and in making improvements to existing products. The Company generally undertakes new product development in conjunction with a partner, either university medical centers or physician inventors. This approach provides the Company with access to new technology, which it then moves towards commercialization through the necessary engineering, development and regulatory approval processes.

  Total consolidated research and development expenditures were approximately $1,264,000 in 1995, $801,000 in 1994 and $1,199,000 in 1993. The Company
  believes that a sizable ongoing commitment to research and development is critical to its continuing success in the health care business. The total dollars spent declined in 1994 as the Company elected to defer Heparin Removal Device project expenses while awaiting the approved NIH grant discussed above. With the commencement of human trials for both the Heparin Removal Device and work done on the Autologous Fibrinogen Delivery Kits as well as other projects, the research and development costs increased again in 1995.

  Health Care Environment:

  In the current health care environment initiated during the Clinton Administration, hospitals are continuing to scrutinize their operating costs and purchasing practices. The environment has increased the frequency of hos-pitals trying to bundle products together for competitive bidding to reduce the overall costs of supplies. The Company has increased its product lines and formed certain strategic alliances to improve its capability to meet com-petitive bidding situations; however, because of the niche markets and spec-ialized products it provides, bundled purchase and competitive bidding has not been a major factor in retaining market share.

  As a result of pricing pressures, the Company's ability to control costs and supply hospitals with products that are cost-effective and responsive to specialized user needs will be important to its continued success.

  Methods of Distribution:

  Cardiovascular, Vascular and Blood management products are distributed through independent domestic sales representatives and dealer organizations, with representation by approximately 75 sales people and managers. The Company al-so has three direct sales people. In addition, these direct and independent sales people are managed, motivated and trained by seven regional RMI sales managers who report to the senior vice president of the Customer Satisfaction Group. The Company has been successful in developing relationships with cardiovascular distributors in most major foreign markets, including Europe, the Far East and Australia, which are managed directly by two of the seven regional managers.

  The Company's FDA-approved pharmaceuticals, RIMSO-50O and CryoservO, are marketed to urologists and other physicians primarily through trade publications, and are sold directly by the Company to doctors, pharmacies and hospitals with no direct or dealer sales force expenses. Tera's private label sterile solutions are sold directly to the customers contracting with Tera for its services, and basically involve OEM business relationships.

  Raw Materials:

  Raw materials essential to the Company's business are purchased in the ordin-ary course of business from numerous suppliers. The majority of these mater-ials are generally available, and no serious shortages or delays have been en-countered. Certain raw materials used in producing some of the Company's products can be obtained only from a small number of suppliers. In some of these situations, the Company has long-term supply contracts with such suppliers, although it does not consider its obligations under such contracts to be material. Prolonged interruptions in the supply of raw materials or intermediate products could have a material adverse effect on the Company's operations.

  Patents and Trademarks:

  The Company owns a number of patents and trademarks and is licensed under patents owned by others. While it seeks patents on new products whenever feasible, the Company does not consider any one of its patents, or licenses granted to or by it, to be essential to its business. Products manufactured by the Company are sold primarily under its own trademarks and trade names.

  Competitive and Technological Risk

  While reliable comparative figures are not available, the Company believes that it is a significant and growing factor in the manufacture and distribu-tion of products in the markets in which it competes. Although no single com-pany competes with the Company in all of its product lines, the Company is faced with competition in all of its markets.

  Historically, competition in the health care industry has been characterized by the search for technological and therapeutic innovations in the treatment,
  diagnosis and prevention of disease.   The Company believes that it has
  benefited from the technological advantages of certain of its products. While competitors will continue to introduce new products in competition with those sold by the Company, the Company believes that its research and development effort will permit it to remain competitive in the product areas where it now competes; however, all medical technologies are subject to the unanticipated risk of scientific progress which may subject the Company's products to technological obsolescence.

  Earlier reductions in hospital activity have led to increased competition among health care suppliers. Competition is now increasingly focused on price service and product performance. Although pressure in these areas is expected to continue, the specialized nature of many of the Company's products will continue to mitigate such pressure.

  The Company has sought continually to lower its costs to meet increased price competition and improve its profit margins. The Company believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. The Company continues to emphasize product service and quality.

  Credit and Working Capital Practices:

  The Company's credit practices and related working capital needs are compar-able to its competitors'. In some cases, particularly for operations outside the United States, industry practice dictates extended payment terms, which in the aggregate, do not have a material effect on the Company's working capital requirements. Customers may return defective merchandise for credit or replacement; however, such returns have not been significant.

  Quality Assurance:

  The Company places an emphasis on providing the highest quality products to its customers. Quality systems, including control procedures that are develop ed and implemented by trained professionals, result in rigid specifications for raw materials, packaging materials, labels, sterilization procedures, over all manufacturing process control and finished goods products. The Company's Quality Assurance staff tests components and finished goods at different stages in the manufacturing process to assure that exacting standards are met.

  Government Regulation:

  Products manufactured or sold by the Company in the United States are subject to regulation by the Food and Drug Administration (FDA), as well as by other federal and state agencies. The FDA's approval process for new drugs and devices is complex and often requires long-term and sustained investment with no reliable basis for predicting the FDA's eventual decision regarding market approval nor how long the approval process may continue. Recent federal policy changes have made this process more expensive and time consuming. The FDA has the power to seize adulterated or misbranded drugs and devices or to require the manufacturer to remove them from the market and the power to publicize relevant facts.

  Recent political and regulatory changes and uncertainties relating to the health care industry may affect both the underlying demand for health care products and the pricing of such products, as well as the cost of new product development.

  The Company has complied with applicable regulatory requirements concerning environmental quality and has made, and expects to continue to make, the necessary capital expenditures for environmental protection. It is anticipat-ed that future environmental expenditures will not materially affect earnings or the Company's competitive position.

  REAL ESTATE ACTIVITIES
  The Company has an investment in real estate which it holds for resale. The Company does not intend to extensively develop these properties. The Company may make certain improvements, such as roads and underground utilities, in order to sell certain parcels of this real estate. The Company intends to orderly liquidate these assets and use the proceeds to expand the health care segment of the business as it has done in prior years. Historically, the profits from real estate sales were used to offset the losses generated from the start-up of the health care segment, and the funds generated were used to help fund health care research and development or reduce debt. The Company believes that it will not have to rely in the future on profits and funding from real estate transactions because of positive cash flows generated from health care operations. The Company's real estate holdings at June 30, 1995 are included under "Item 2: Properties" on page 9 following.

  Competition:
  The real estate market is highly competitive and there are many alternative properties available in competition to the properties owned by the Company. The Company believes its major advantage in the market is the prime location of some of the Company's properties.

  Real Estate Environment:

  Real estate activity is highly sensitive to fluctuations in interest rates and to the economic health of the areas in which the properties are located. Dur-ing the last several years, Congress has legislated changes in the Federal Income Tax laws which have resulted in decreased demand for real estate investments and reduced market values of income properties.

  GENERAL
  The Company is not dependent on a single or a few customers and loss of any one or more customers would not materially affect the operations of the Company.

  As of June 30, 1995, the Company employed 281 people.

  Generally, the business of the Company is not seasonal.

  The Company does not have a significant backlog of unshipped orders as products are generally manufactured in sufficient quantities to make shipments as orders are received.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS & EXPORT SALES All of the Company's sales for the past three years have been in the U. S. except for foreign sales of approximately $6,744,000 in 1995, $4,619,000 in 1994 and $4,107,000 in 1993. There are no identifiable foreign assets.

International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import and export restrictions, nationalization, expropriation and other governmental action.


      ITEM 2:       PROPERTIES

The Company owns the following properties:

Available for sale:
       80 acres of industrial land--Salt Lake City, Utah.
       40 acres of agricultural land--Jerome, Idaho
       3 acres of commercial land--Ogden, Utah.
       1 acre of commercial land--Mesa, Arizona
       1 lot of commercial land--Layton, Utah

Warehouse and office space
       3 buildings--Midvale, Utah

The Company leases a manufacturing and warehouse facility in Midvale, Utah, in a short-term lease with an option to purchase. This facility also serves as the Company's corporate offices. The Company leases Tera's manufacturing facilities in Buena Park, California under a short-term lease.


ITEM 3:   LEGAL PROCEEDINGS

See page 26 for section entitled "Commitments and Contingencies".


ITEM 4:SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol `REIC''. The low and high sales prices of the Company's Common Stock as quoted on the NASDAQ Monthly Statistical Report during 1995 and 1994 were as follows:

                          Fiscal 1995    Fiscal 1994

                          Low    High    Low    High

Three months ended:
   September 30          7-3/4  11-3/4  8-1/4  13-1/2
   December 31           10-7/8 14-3/4    7    11-1/4
   March 31                13   18-5/8    9    11-3/4
   June 30               16-1/8 23-1/4  7-1/2  10-3/4


There were approximately 1,300 common stockholders of record as of September 5, 1995. Approximately 80% of the Company's outstanding shares are held by nominees who hold the shares for many additional shareholders.

The Company has never paid a cash dividend on its Common Stock, retaining its earnings for the operation and expansion of its business.

ITEM 6:  SELECTED FINANCIAL DATA

This summary should be read in conjunction with the related consolidated financial statements and notes thereto.

(In thousands except per
       share data)          1995      1994      1993      1992      1991

Revenues                    $34,024   $27,499   $22,764   $17,568   $11,938
Cost of sales                14,953    12,922     9,312     6,978     4,756
Net income before             7,445     5,764     5,204     4,115     2,471
cumulative effect
Net income                    7,445     5,764     4,935     4,115     2,471
Earnings per share before       .81       .62       .57       .44       .27
cumulative effect
Earnings per share              .81       .62       .54       .44       .27
Fully-diluted earnings          .77
per share
Total assets                 46,545    38,600    31,753    25,185    18,503
Long-term debt                  172       272       375     -----     -----


QUARTERLY RESULTS OF OPERATIONS
                                    Three Months Ended

 (In thousands except
   per share data)      September 30  December 31    March 31      June 30

1995
Revenues                      $7,254       $7,394        $9,803       $9,574
Cost of sales                  3,300        2,886         4,841        3,926
Income before income
taxes                          2,310        2,630         2,978        3,642
Net income                     1,480        1,680         1,913        2,372
Earnings per share               .16          .18           .21          .26

1994
Revenues                      $5,208       $6,213        $8,522       $7,556
Cost of sales                  2,180        2,701         4,833        3,208
Income before income
taxes                          1,637        2,067         2,271        2,819
Net income                     1,087        1,372         1,482        1,823
Earnings per share               .12          .15           .16          .20



For both tables above, earnings per share of Common Stock are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options, when material.

ITEM 7:MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OPERATING HIGHLIGHTS
Research Industries Corporation achieved record earnings in 1995 of $7,445,005 compared to earnings of $5,763,638 in 1994 and $4,935,219 in 1993. Earnings for 1993 include an after-tax, one-time cumulative effect charge of $269,201 related to a change in the Company's method of accounting for inventories. Earnings per share were $.81 in 1995, $.62 in 1994 and $.54 in 1993 resulting in growth rates of 31%, 15% and 23% for the three years, respectively. The earnings per share growth rate was lower in 1994 reflecting smaller margins on real estate sold. A recent rise in the Company's share price increased the weighted average outstanding shares resulting in fully diluted earnings per share of $.77 on the $7.445 million of net income. Total revenues increased from $22,763,625 in 1993 to $27,498,806 in 1994 and $34,024,404 in 1995, which represent growth rates of 30%, 21% and 24% over those same three years. Total revenue growth rates include real estate sales in the years presented.
  Selling, general and administrative expenses (SG&A) were $6,726,535, $5,495,435 and $4,620,764 for 1995, 1994 and 1993, representing 23%, 25% and 23%
of health care sales for each of the respective years. SG&A has been compared only against health care revenues since there are substantially no such costs charged against real estate operations and the nature of real estate sales can result in unusual fluctuations in ratios that are difficult to understand if SG&A is compared against total revenues. The growth in SG&A of 22% is lower than health care revenue growth for fiscal 1995 of 28% providing positive operating leverage for the year. Increases in SG&A for the year are primarily attributed to direct selling-related costs, amortization costs related to acquired technologies and compensation-related costs.
  Interest income declined slightly over 1994 as the Company used some of its cash reserves for the acquisition of technologies and a major expansion of manufacturing capabilities. Interest expense increased during the year as the Company used its line of credit to pay certain short term obligations rather than using its invested funds. This decision was based on a comparison of after-tax yields on investments as compared to the cost of the debt as well as non-financial considerations. In 1993, the Company purchased a building and incurred $500,000 of long-term debt as a result of the acquisition. Recorded interest expense also relates to this debt.
  Federal and state income taxes have increased in each of the three years presented in the financial statements. As anticipated, the effective income tax rate has increased to approximately 36%. This rate is still below the combined statutory federal and state rates as a result of investments in municipal tax-free bonds and the use of a foreign sales corporation to shelter a portion of income on foreign sales from taxation. Management anticipates that the effective tax rate may also increase slightly in 1996 as its level of taxable income approaches the federal 35% tax bracket and tax-free interest becomes a smaller portion of pre-tax income.

HEALTH CARE OPERATIONS
Health care sales:  Net health care sales were $28,636,915 in 1995 compared to

$22,361,944 in 1994 and $19,842,928 which represent increases of 28%, 13% and 25%, respectively. Medical device and solution sales increased by 32% in 1995 compared to 14% in 1994 and 30% in 1993, proprietary pharmaceuticals by 15% in 1995 compared to a decrease of 3% in 1994 and growth of 2% in 1993 and sterile solution products by 16% in 1995 compared to 32% in 1994 and 53% in 1993. The growth in medical device and solution revenues reflects an increase in domestic and international open-heart surgeries as well as market share gains for bypass circuitry cannulae, balloon cardioplegia delivery catheters, cardiac-assist
devices and its new vascular products.   Revenues from commissions on solution
sales has also substantially increased. The Company has experienced both an increase in units sold as well as a slight increase in average selling prices. Average selling prices are affected by both the price of the products sold as well as the mix of products being sold. The rates of increases for 1994 were lower than both 1993 and 1995 reflecting a major restructuring in the health care industry as providers attempted to anticipate requirements which could be implemented under health care reform proposals. This restructuring actually resulted in a temporary decline in the number of open heart surgeries performed in 1994. As the immediate threat of substantial changes in the health care system has passed, the number of procedures has increased resulting in the 1995 growth reported above. The Company has new products in various stages of development and approval which it believes will contribute to sales growth in the future. Management also believes that it will continue to experience growth in the sales of its existing medical device and solution products.
  After a slight decline in proprietary pharmaceutical product sales in 1994, the Company experienced both an increase in units and price of these products. The Company is pleased to see continued improvement in the sale of these mature products. Sterile solution sales are directly attributable to OEM customer orders which have been higher during the current year, enhanced by the addition of new OEM products. Management does not anticipate continued growth in the OEM products.
  Although the Company does not have foreign operations, it does sell to distributors and other customers in foreign markets. Sales in foreign markets increased by approximately $2,125,000 in 1995 to $6,744,000, and represented approximately 24% of health care sales in 1995 compared to 21% in both 1994 and 1993.
  Earnings per share contributed by health care operations for 1995, 1994 and 1993 were $.70, $.54 and $.46, respectively, reflecting earnings growth rates of 30%, 17% and 10%.
Gross margins:  Gross margins increased from 60% in 1994 to 61% in 1995.  This increase is reflective of cost improvements made during the past year as a result of the manufacturing facility upgrade completed during the year and commissions earned from solution sales for CAPS. This increase occurred despite the increase in foreign sales which generally carry lower margins due to product discounting required to compete in foreign markets and the lower percentage of total health care revenues of the Company's proprietary pharmaceuticals (less than 14%) which are higher margin products.
  Gross margins declined in 1994 from 62% in 1993. This decline was due primarily to the decreasing percentage of proprietary pharmaceuticals in relation to total health care sales. Proprietary pharmaceuticals was approximately 15% of total health care sales for 1994. Management is not aware of any impending events which would cause gross margins to significantly decline and believes that there are future opportunities for improvement in gross margins with certain of its new products, as well as improvements due to manufacturing cost reductions.

Selling, General and Administrative Expenses:  SG&A costs are discussed in the consolidated operating highlights since direct SG&A costs related to real estate have become insignificant, which makes the allocation of corporate SG&A costs between health care and real estate rather arbitrary, impractical and difficult for investors to understand. Management believes the comparison of total SG&A costs provides the investor with a better understanding of its efforts to control costs and yet provide the Company with the necessary infrastructure to continue its growth.

Research and Development Costs:  The Company continues to invest resources into research and product development to introduce products into the marketplace. Royalty costs, which in many respects represent the cost of acquired research and development technologies, are recorded as a component of cost of sales. All R&D expenses relate to the health care segment. These expenditures were $1,263,561 in 1995, $801,420 in 1994 and $1,198,521 in 1993. R&D expenditures were 33% less in 1994 than 1993 as the Company elected to defer Heparin Removal Device project expenses while awaiting a recently awarded NIH grant for $500,000. In addition to costs for the heparin removal device, R&D includes the costs for developing new products and extensions of existing product lines in its core businesses. The Company has several projects in various stages of testing and regulatory approval.

REAL ESTATE OPERATIONS
  The Company has a real estate portfolio remaining from its earlier years of operations. In past years this portfolio was used to help finance the Company's start-up of health care operations. The Company continues to divest these assets as reasonable offers are received. On September 30, 1993, the Company exchanged land held for resale and operating properties (rental properties and land held for future expansion) with book values of approximately $560,000 and $4,240,000 for 188 acres of industrial land. This acreage has and will continue to reduce the amount of effort required to divest and manage the real estate portfolio while providing the opportunity for significant gains on its disposition. There was no gain or loss recognized on the transaction at the time of the property exchange due to certain guarantees provided by the Company in connection with notes carried by a third party involved in the exchange.
Such guarantees were satisfied on December 30, 1993 and a gain of approximately $361,000 was recognized based on fair and book values of properties exchanged in accordance with generally accepted accounting principles.
  Real estate sales are comprised of the sale of commercial and residential properties, leasing revenue from leased properties (through September 30, 1993)
and interest income on real estate contracts.   Total real estate revenues can
fluctuate significantly from year to year based on the parcels of property sold. Real estate revenue increased from approximately $2,921,000 in 1993 to $5,137,000 in 1994 and $5,387,000 in 1995 resulting from more activity in the local real estate market in 1994 and 1995 and the sale of property received in the exchange discussed above. Real estate revenue in 1993 included approximately $294,000 from two transactions in which the Company acquired and sold real estate in simultaneous transactions. The primary purpose of these two transactions was to convert lower yielding investments into higher yielding notes receivable for investment purposes. Since these transactions did not involve any of the Company's existing real estate holdings, the transactions were recorded net of property costs.
  Gross margin on real estate fluctuated from 38% in 1993 to 22% in 1994 and 30% in 1995. The gross margins are reflective of the Company's cost basis in the specific properties sold and the related selling prices. The gross margins, therefore, may vary significantly between specific pieces of property. Gross margins in 1993 were also affected by the two transactions discussed under revenues.

FINANCIAL CONDITION
The strength of the Company's balance sheet continued to improve during fiscal 1995. The following key measurements are indicative of the excellent liquidity and strong financial position of the Company:

 (In thousands except             1995      1994      1993
ratios)

Cash and investments           $ 8,500   $ 9,915   $ 8,560
Working capital                 23,525    13,816    14,405
Cash flow from operations        1,143     4,993     3,769
Shareholders' equity            43,852    34,467    29,216
Current ratio                     13:1       5:1      10:1


Cash and investments decreased from June 30, 1994 by approximately $1.4 million. This decreased includes the expenditure of approximately $3.75 million for capital investments including a significant expansion of the Company's manufacturing capabilities, $2.0 million for technology acquisitions and $1.1 million to reduce current liabilities existing at June 30, 1994 for the acquisition of a license from CAPS and to purchase treasury stock. Working capital improved from increases in short-term investments and notes receivable and from an increase in inventories which is discussed below.
  Cash generated from operations decreased primarily from an increase in inventory and the reduction in current liabilities discussed above. Internally generated funds have been and are expected to continue to be sufficient to meet working capital needs and capital expenditures.
  Inventories increased by approximately $3.5 million or 77% from June 30, 1994. Raw materials increased by approximately $1.5 million. The most significant components of the change follow. First, with the commencement of manufacturing operations to produce previously purchased catheters, all of the component parts of the manufactured products must now be carried in inventory. Second, as the Company began producing the new raw material catheters, it continued purchasing a sufficient quantity of catheters from its suppliers assuring a continuous flow of finished goods products through the transition to in-house produced raw material catheters resulting in a larger than normal supply of raw materials at year end. Third, the Company purchased over a year's supply of a chemical used in the manufacturing during 1995. Approximately $280,000 of this chemical remained at year end. Fourth, prices for many raw materials used in the process have also increased from the prior year.
  The increase in work-in-process of approximately $357,000 is merely a factor of increased production levels at the end of the year. Finished goods increased by approximately $1.6 million. Of this amount, $1.1 million relates to the new vascular products and the Duroflo IITM coated catheters which have been added to inventories since June 30, 1994.
  Land held for resale decreased as a result of the property sales during the year which also resulted in an increase in notes receivable.
  Prepaids increased as the Company has prepaid a supplier for certain vascular products which are to be delivered during the upcoming year.
  Patents and licenses increased as the result of a purchase of certain technologies and licenses during the current year.
  Property and equipment increased due to capital expenditures during the year. Approximately $2.0 million relates to a manufacturing facility expansion and upgrade which not only updates the processes for some of our currently manufactured products, but also provides manufacturing capacity for products not previously produced in-house.
  There have been no other significant changes in capitalization or financial status during the past three years that are not reflected in the financial statements. As of June 30, 1995, the Company had not entered into any material commitments for capital expenditures.

REGULATORY AND COMPETITIVE ENVIRONMENT

Products manufactured or sold by the Company in the United States are subject to regulation by the Food and Drug Administration ("FDA"), as well as by other federal and state agencies. The FDA's approval process for new drugs and devices is complex and often requires long-term and sustained investment with no reliable basis for predicting the FDA's eventual decision regarding market approval, nor how long the approval process may continue. The FDA has the power to seize drugs or devices which it considers to be adulterated or misbranded or to require the manufacturer to remove them from the market and the power to publicize relevant facts.
  Recent political and regulatory changes and uncertainties relating to the health care industry may affect both the underlying demand for health care products and the pricing of such products.
  Historically, competition in the health care industry has been characterized by the search for technological and therapeutic innovations in the treatment, diagnosis and prevention of disease. The Company believes that it has benefited from the technological advantages of certain of its products. While competitors will continue to introduce new products in competition with those sold by the Company, the Company believes that its research and development efforts will permit it to remain competitive in the product areas where it now competes; however, all medical technologies are subject to the unanticipated risk of technological or scientific progress which may subject the Company's products, both those already manufactured and those in development, to the risk of technological obsolescence.

ITEM 8:FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following constitutes a list of Financial Statements included in Part II of this report:
   Independent Auditors' Report
   Consolidated statements of income - Years ended June 30, 1995, 1994 and 1993 Consolidated balance sheets - June 30, 1995 and 1994
   Consolidated statements of shareholders' equity - Years ended June 30, 1995, 1994 and 1993
   Notes to consolidated financial statements

The following constitutes a list of Financial Statement Schedules included in
Part IV of this report:
   Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheet of Research Industries Corporation and subsidiaries as of June 30, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at item 14(a) for the year indicated above. The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Research Industries Corporation and subsidiaries at June 30, 1993, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to consolidated financial statements, in 1993 the Company changed its method of accounting for inventories.

                                             ERNST & YOUNG, LLP

August 3, 1993

                          Independent Auditors' Report




We have audited the consolidated balance sheets of Research Industries Corporation and subsidiaries as of June 30, 1995 and 1994 and the accompanying statements of income, shareholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of June 30, 1995 and for the years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The accompanying consolidated financial statements and financial statement schedule of Research Industries Corporation and subsidiaries as of June 30, 1993 and for the year then ended, were audited by other auditors whose report thereon dated August 3, 1993, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Industries Corporation and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP
Salt Lake City, Utah
August 4, 1995

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                            June 30,

                                                        1995         1994


ASSETS

CURRENT ASSETS
 Cash and equivalents                                $2,093,326   $2,794,092
 Short-term investments                               3,923,055    1,154,613
Accounts receivable (less allowances for
  doubtful accounts of $275,000 in 1995 and
  $186,000 in 1994)                                   6,118,031    5,776,555
 Current portion of notes receivable                  3,931,583    2,099,606
 Inventories                                          8,084,838    4,576,621
 Prepaid expenses                                     1,006,990      336,932
 Deferred tax asset                                     401,300      366,500

TOTAL CURRENT ASSETS                                 25,559,123   17,104,919

LAND HELD FOR RESALE                                  2,314,924    3,492,616
PROPERTY AND EQUIPMENT                                7,949,774    5,002,017
LONG-TERM INVESTMENTS                                 2,483,277    5,966,567
NOTES RECEIVABLE, less current portion                5,586,078    5,531,073
PATENTS AND LICENSES                                  2,651,516    1,502,460


                                                    $46,544,692  $38,599,652


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                    $  913,330   $2,005,372
 Income taxes payable                                   103,260      643,223
 Accrued payroll, commissions and royalties             746,005      410,620
 Other accrued expenses                                 171,415      129,564
 Current portion of long-term debt                       99,996       99,996

TOTAL CURRENT LIABILITIES                             2,034,006    3,288,775

LONG-TERM DEBT, less current portion                    172,430      272,426

DEFERRED INCOME TAXES                                   485,800      571,000

SHAREHOLDERS' EQUITY
Common Stock, par value $.50 per share; authorized
 20,000,000 shares, issued and outstanding
 9,407,634 shares in 1995 and 9,206,683 shares
 in 1994                                              4,759,846    4,668,842
Additional paid-in capital                            9,391,071    7,733,119
Retained earnings                                    30,621,604   23,176,599
Treasury stock, at cost                               (920,065)  (1,111,109)

                                                     43,852,456   34,467,451
                                                    $46,544,692  $38,599,652



The accompanying notes are an integral part of the consolidated financial statements.

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended June 30,

                                          1995        1994        1993


REVENUES
 Health care                         $28,636,915 $22,361,944  $19,842,928
 Real estate                           5,387,489   5,136,862    2,920,697

                                      34,024,404  27,498,806   22,763,625
COSTS AND EXPENSES
 Cost of health care sales            11,194,747   8,928,103    7,510,264
 Real estate transaction costs         3,757,833   3,993,694    1,802,068
 Selling, general and                  6,726,535   5,495,435    4,620,764
administrative
 Research and development              1,263,561     801,420    1,198,521

                                      22,942,676  19,218,652   15,131,617


OPERATING INCOME                      11,081,728   8,280,154    7,632,008

OTHER INCOME (EXPENSE)
 Litigation settlement                                           (75,000)
 Interest expense                       (56,190)    (35,954)     (10,390)
 Interest income and other               534,467     549,438      397,802

                                         478,277     513,484      312,412


INCOME BEFORE INCOME TAXES AND        11,560,005   8,793,638    7,944,420
CUMULATIVE EFFECT

INCOME TAX EXPENSE                     4,115,000   3,030,000    2,740,000


INCOME BEFORE CUMULATIVE EFFECT        7,445,005   5,763,638    5,204,420

CUMULATIVE EFFECT - (NET OF INCOME
  TAXES OF $140,000) CHANGE IN
  METHOD OF ACCOUNTING FOR
  INVENTORIES                                                   (269,201)


NET INCOME                           $ 7,445,005 $ 5,763,638  $ 4,935,219



EARNINGS PER  SHARE
 Income before cumulative effect           $ .81       $ .62        $ .57
 Cumulative effect                                                 ( .03)

 Net income                                $ .81       $ .62        $ .54



WEIGHTED AVERAGE SHARES OUTSTANDING    9,244,000   9,271,000    9,205,000



FULLY DILUTED EARNINGS PER  SHARE          $ .77



FULLY-DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                     9,639,000




The accompanying notes are an integral part of the consolidated financial statements.

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                      Additional
                                 Common    Stock        Paid-in     Retained     Treasury

                                 Shares     Amount      Capital     Earnings       Stock       Total

Balance at July 1, 1992       9,124,698   $4,562,349   $6,297,268 $12,477,742               $23,337,359

Exercise of stock options        132,368      66,185      357,478                               423,663
Income tax benefit from
  exercise of non-qualified
  stock options                                           520,133                               520,133
Net income                                                          4,935,219                 4,935,219

Balance at June 30, 1993      9,257,066    4,628,534    7,174,879  17,412,961                29,216,374

Issuance of stock through
  employee benefit plans         80,617       40,308      501,799                               542,107
Income tax benefit from
  exercise of non-qualified
  stock options                                            56,441                                56,441
Treasury stock purchased      (131,000)                                        $(1,111,109) (1,111,109)
Net income                                                          5,763,638                 5,763,638


Balance at June 30, 1994      9,206,683    4,668,842    7,733,119  23,176,599   (1,111,109)  34,467,451

Exercise of stock options       182,009       91,004      838,680                               929,684
Income tax benefit from
  exercise of non-qualified
  stock options                                           727,481                               727,481
Treasury stock purchased        (40,000)                                          (337,500)   (337,500)
Treasury stock issued            58,942                    91,791                   528,544     620,335
Net income                                                          7,445,005                 7,445,005


BALANCE AT JUNE 30, 1995      9,407,634   $4,759,846   $9,391,071 $30,621,604    $(920,065) $43,852,456




The accompanying notes are an integral part of the consolidated financial statements.

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  Year Ended June 30,

                                              1995         1994        1993


OPERATING ACTIVITIES
 Net income                               $7,445,005   $5,763,638  $4,935,219
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation and amortization              978,927      841,565     637,533
  Deferred income taxes                    (120,000)    (352,000)    (69,500)
  Income tax benefit from exercise of
   non-qualified stock options               727,481       56,441     520,133
  Gain on property exchange                             (361,227)
  Changes in operating assets and
liabilities:
   Accounts receivable                     (341,476)    (303,110) (1,880,098)
   Notes receivable                      (1,960,996)  (3,072,293)   (705,947)
   Inventories                           (3,508,217)    (488,151)   (962,470)
   Land held for resale                    1,177,692    2,371,357   1,265,876
   Other assets                          (2,000,346)  (1,147,024)   (255,255)
   Current liabilities                   (1,254,769)    1,684,144     283,046


NET CASH PROVIDED BY OPERATING
ACTIVITIES                                 1,143,301    4,993,340   3,768,537

INVESTING ACTIVITIES
 Net change in investments                   714,848  (2,367,874) (1,884,132)
 Issuance of investment notes
  receivable                                            (895,000) (2,299,844)
 Repayments from investment notes
  receivable                                  74,014       59,463      15,033
 Purchase of property and equipment      (3,745,452)  (2,131,291) (2,061,762)


NET CASH USED IN INVESTING ACTIVITIES    (2,956,590)  (5,334,702) (6,230,705)

FINANCING ACTIVITIES
 Proceeds from long-term debt                             261,707     500,000
 Repayment of long-term debt                (99,996)    (364,286)    (24,999)
 Purchase of treasury stock                (337,500)  (1,111,109)
 Sale of treasury stock                      528,544
 Proceeds from sale of Common Stock        1,021,475      542,107     423,663


NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                       1,112,523    (671,581)     898,664


DECREASE IN CASH AND EQUIVALENTS           (700,766)  (1,012,943) (1,563,504)

  Cash and Equivalents at Beginning
   of Period                               2,794,092    3,807,035   5,370,539


CASH AND EQUIVALENTS AT END OF PERIOD     $2,093,326   $2,794,092  $3,807,035





The accompanying notes are an integral part of the consolidated financial statements.

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Research Industries Corporation and subsidiaries (the Company) after elimination of all significant intercompany accounts and transactions.

NATURE OF BUSINESS: The Company develops, manufactures and sells disposable medical products and specialty pharmaceuticals to hospitals, distributors and other medical-related facilities. The Company also sells and leases real estate in Utah.

CASH EQUIVALENTS: The Company considers to be cash equivalents all highly liquid investments with maturities of three months or less when purchased.

INVESTMENTS: Short and long-term investments at June 30, 1995 and 1994 consist of a diversified portfolio of municipal, tax-free, triple-A rated bonds with maturities of forty-two months or less and U.S. Treasury securities which management intends to hold to maturity. These "held-to-maturity" investments are recorded at amortized cost in accordance with requirements of Statement of Financial Accounting Standards No. 115. Investments with maturities of less than one year are classified as short-term. The amortized cost of investments approximated market at the respective year ends.

INVENTORIES: Inventories, consisting primarily of health care products, are stated at the lower of standard cost (which approximates the first-in, first-out basis) or market. See note on cumulative effect for change in method of accounting for inventories.

LAND HELD FOR RESALE: Land held for resale is stated at the lower of accumulated cost or net realizable value.

PROPERTY AND EQUIPMENT: Property and equipment consists of land, production facilities and equipment and is stated at cost. Depreciation is provided over the estimated useful lives of the assets principally using the straight-line method.

PATENTS AND LICENSES: The costs of acquiring licenses and patents are amortized over their estimated useful lives up to a maximum of 17 years using the straight-line method. Accumulated amortization was $400,289 and $219,066 at June 30, 1995 and 1994, respectively.

PROFIT RECOGNITION ON SALES OF REAL ESTATE: Profit on sales of land or buildings is recognized under the full accrual method at the time the sale is consummated, provided the buyer has made an adequate initial and continuing investment in the property and the Company has transferred the usual risks and rewards of ownership to the buyer.

INCOME TAXES: Effective July 1, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred assets and liabilities are recognized for the future tax consequences attributable to differences
                                       39
between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The impact of the change to this method was less than $10,000 on net income.

The deferred method of accounting for income taxes was used prior to 1994. This method requires deferred taxes to be recognized for income and expense items that are reported in different years for financial and tax reporting purposes using tax rates in effect in the year the differences arise. Deferred taxes are not adjusted for subsequent changes in tax rates.

EARNINGS PER SHARE: Earnings per share of Common Stock are computed on the basis of the weighted average shares outstanding plus any common stock equivalents which would arise from the exercise of stock options when material.

CUMULATIVE EFFECT FOR CHANGE IN METHOD OF ACCOUNTING FOR INVENTORIES

In 1993, Research Industries Corporation changed its method of costing inventory from the weighted average cost method to a standard cost system which approximates a first-in, first-out (FIFO) inventory costing method.
The reason for the change is that FIFO costing more closely matches revenue with the associated costs of the products sold and the actual flow of the goods used in the production process. The effect of the change for the year ended June 30, 1993 was to decrease net income by $269,201 or $.03 per share.

NOTES RECEIVABLE

Notes receivable were generated from sales of land and other properties which are the collateral for the receivables. Notes receivable also include certain investments made by the Company to increase its investment returns. Periodic payments vary and include interest at rates ranging from 5% to 15% per annum with weighted average interest rates of 7.8% and 7.7% at June 30, 1995 and 1994, respectively. Principal payments from these receivables for the next five fiscal years are:

               1996       $3,931,600 1999         $285,100
               1997          252,300 2000        1,924,100
               1998          597,900

In May, 1994, the Company accepted land valued at approximately $563,000 in settlement of a note receivable in a noncash transaction. No gain or loss was recognized.



INVENTORIES
                                                June 30,

                                            1995         1994


     Raw materials                        $3,574,729  $2,026,662
     Work-in-process                         861,860     505,100
     Finished goods                        3,648,249   2,044,859


                                          $8,084,838  $4,576,621




LAND HELD FOR RESALE

Land held for resale consisted of commercial and industrial land at both June 30, 1995 and June 30, 1994. On September 30, 1993 the Company exchanged land held for resale and operating properties (rental properties and land held for future expansion) with book values of approximately $560,000 and $4,240,000 for 188 acres of industrial land at the Salt Lake International Center located near the Salt Lake City airport in a noncash transaction. The Company recognized a gain of approximately $361,000 on the property exchanged based on book and fair values in accordance with generally accepted accounting principles.

PROPERTY AND EQUIPMENT
                                                June 30,

                                            1995         1994

PRODUCTION FACILITIES
Land                                        $162,000    $150,000
Buildings and improvements                 2,823,650   1,518,275
Furniture and fixtures                     1,211,674   1,076,835
Machinery and equipment                    5,274,961   3,346,954
Construction work-in-progress              1,348,674   1,088,151

                                          10,820,959   7,180,215
Less accumulated depreciation and          2,871,185   2,178,198
 amortization


TOTAL OPERATING PROPERTIES                $7,949,774  $5,002,017



LONG-TERM DEBT

The Company has a note payable with a local bank at a variable interest rate which was 9.25% at June 30, 1995. The note is collateralized by land and a building with a carrying value of $500,000. Future principal payments are $99,996 per year through 1997 and $72,434 in 1998. The Company also has an unused short-term line of credit arrangement with a bank under which it may borrow up to $2,000,000 at a base rate plus .25%. Interest paid was approximately $56,000 in 1995, $36,000 in 1994 and $10,000 in 1993. Interest
in 1995 included some borrowing against its line of credit; however, there was nothing borrowed against the line at June 30, 1995.



INCOME TAXES
The Company adopted Statement 109 effective July 1, 1993. The effect of the change was not material and is not disclosed separately in the financial statements. Prior year financial statements have not been restated to apply the provisions of Statement 109. Income taxes paid were $4,047,500, $3,230,000 and $2,010,000 in 1995, 1994, and 1993, respectively.

Significant components of income tax expense from continuing operations are as follows:

                                         Year Ended June 30,

                                    1995         1994        1993

   Current                       $4,235,000   $3,382,000  $2,810,000
   Deferred                       (120,000)    (352,000)    (70,000)

                                 $4,115,000   $3,030,000  $2,740,000



Income tax expense computed by applying the statutory federal income tax rate to income before income taxes is reconciled to income tax expense as follows:
                                             Year Ended June 30,
                                       1995        1994         1993

Income tax at federal statutory
rate                                $3,930,000  $2,990,000   $2,701,000
State income taxes, net of
federal benefit                        377,000     270,000      250,000
Foreign Sales Corporation
 exemption                           (102,000)   (100,000)    (122,000)
Tax-free interest                     (97,000)    (99,000)     (97,000)
Other                                    7,000    (31,000)        8,000

                                    $4,115,000  $3,030,000   $2,740,000



Significant components of deferred income tax expense include a reversal of property bases differentials for land sold during 1995 and 1994 of approximately $462,000 and $320,000, respectively, and the impact of a change in the method of accounting for inventories in 1993 of $161,000. Other items affecting deferred income tax expense which are not significant include accelerated depreciation and expenses capitalized in inventory for tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1995 are as follows:

                                                June 30,
                                             1995        1994

Deferred tax assets:
Receivables and inventories, reserves       $180,900    $148,000
 and allowances
Inventories, cumulative effect               117,900     147,000
Other                                        102,500      71,500

                                             401,300     366,500
Deferred tax liabilities:
Property and equipment, depreciation         384,800     295,500
  differences
Land held for resale, bases                  102,000     255,000
differentials
Other                                                     20,500

                                             485,800     571,000

Net Deferred Tax Liability                   $84,500    $204,500





SHAREHOLDERS' EQUITY

The Company has issued stock options to employees, consultants, officers and directors under its Long-Term Equity-Based Incentive Plan, its Non-Employee Direct Stock Option and SAR Plan and its 1994 Supplemental Equity-Based Incentive Plan. It has also issued options for restricted stock to certain outside parties in connection with license agreements. All outstanding employee options have been granted at market value on the dates of the grants and are exercisable generally up to ten years from the grant date. Stock option transactions for the three years ended June 30, 1995 are summarized as follows:

                                      Year Ended June 30,
                                  1995        1994         1993

Beginning balance                718,634      620,202     605,458
Granted                          280,977     465,959      152,933
Exercised                      (167,959)    (19,000)    (135,039)
Canceled/forfeited                     0    (348,527)     (3,150)

Ending balance                   831,652      718,634     620,202



Option prices per share:
Exercised during year             $3.42-      $3.42-       $2.25-
                                  $14.63       $8.38        $7.67
Outstanding at year end           $3.42-      $3.42-       $3.42-
                                  $14.63      $13.00       $19.83

Of the above options at June 30, 1995, 658,860 were exercisable. Expiration dates for these options range from 1998 to 2004 with a weighted average option price of $9.22. The Long-Term Equity-Based Incentive Plan allows for stock options to be granted each calendar year up to a maximum of .95% of the number of outstanding shares of Common Stock at the beginning of each calendar year. There are 946,654 shares available at June 30, 1995 for granting of future options to employees and others under the supplemental plan and 96,000 shares available for granting options to non-employee directors.

PENSION PLAN

The Company has a tax-deferred, contributory, defined contribution pension plan covering all full-time eligible employees who have completed one year of service with the Company. The Company matches up to two percent of gross salary of the contribution of each participating employee which resulted in pension expense of approximately $61,400 in 1995, $48,000 in 1994 and $31,400 in 1993.

COMMITMENTS AND CONTINGENCIES

The Company is a party to certain other legal actions which have arisen in the ordinary course of business. After consultation with legal counsel, management is of the opinion that none of these matters will have a material effect on the consolidated financial position of the Company.

The Company has noncancellable operating leases for facilities. Future minimum payments under these leases are: $276,000 in 1996 and $99,000 in 1997. Rental expense amounted to $340,000, $318,000 and $473,000 for 1995,
1994 and 1993, respectively.



SEGMENTS OF BUSINESS

The Company operates principally in two industries: developing, manufacturing and selling health care products; and selling or leasing real estate. The Company has no inter-segment sales. Operating profit represents total revenues less costs and expenses. In computing operating profit, general corporate and interest expenses have not been deducted.

Identifiable assets by industry represent those assets that are used in the Company's operation in each industry. Corporate assets which are not allocated to any segment are principally cash and equivalents, investments and a portion of operating property.

Selected financial data for each of the industry segments in which the Company operates is presented below:

                                   Year Ended June 30,
   (In thousands)                 1995     1994    1993

Operating revenues:
 Health care products           $28,637  $22,362 $19,843
 Real estate                      5,387    5,137   2,921

                                $34,024  $27,499 $22,764
Operating profit (loss)
 Health care products           $10,241   $7,907  $7,490
 Real estate                      1,630    1,143     869
 Not allocated                    (789)    (770)   (727)

                                $11,082   $8,280  $7,632
Identifiable assets:
 Health care products           $25,096  $16,789 $14,669
 Real estate                      8,889    8,122   6,178
 Not allocated                   12,560   13,689  10,906

                                $46,545  $38,600 $31,753
Depreciation and
amortization:
 Health care products              $979     $825    $532
 Real estate                                  17     106

                                   $979     $842    $638
Capital expenditures:
 Health care products            $3,745   $2,131  $2,011
 Real estate                                          51

                                 $3,745   $2,131  $2,062

The Company does not currently have any foreign operations; however, it does sell products to distributors in foreign countries. Foreign sales were approximately $6,744,000 in 1995, $4,619,000 in 1994 and $4,107,000 in 1993.

ITEM 9:DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None







                                     PART III

ITEMS 10 -- 12:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE
            COMPENSATION, AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Registrant's Definitive Proxy Statement Sections Entitled "Voting Matters/Significant Shareholders", "Nominees for Director and Share Ownership", "Executive Officers", "Report of the Compensation Committee" and "Executive Compensation".


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:


1. Financial Statements - Included in Part II, Item 8 of this report:


   Independent Auditors' Report

   Consolidated statements of income - Years ended June 30, 1995, 1994 and 1993

   Consolidated balance sheets - June 30, 1995 and 1994

   Consolidated statements of shareholders' equity - Years ended June 30, 1995, 1994 and 1993

   Notes to consolidated financial statements

2. Financial Statement Schedules - included in Part IV of this report are as follows:

   Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits:

  (10)  Material Contracts

     10.1*     Amended and Restated Employment Agreement between Gary L. Crocker and Research Industries Corporation dated November 11, 1983. (Exhibit No. 10.1 to Form 10-K for 1983.)

     10.2*     Research Industries Corporation Incentive Stock Option Plan dated
          February 10, 1983.  (Exhibit No. 10.2 to Form 10-K for 1983.)

     10.3*     Research Industries Corporation Non-Statutory Stock Option Plan
          dated July 22, 1985. (Exhibit No. 10.3 to Form 10-K for 1985.)

     10.4*     Second Employment Agreement between Gary L. Crocker and Research
          Industries Corporation dated October 3, 1986. (Exhibit 10.4 to
          Form 10-K for 1987.)

     10.5*     Asset Purchase Agreement between Research Medical Inc., Research
         Industries Corporation, and Vascular International, Inc. dated April 1,1988. (Exhibit 10.5 to Form 10-K for 1988.)

     10.6*     Royalty Agreement between Research Industries Corporation and
          Research Medical, Inc. dated August 15, 1987. (Exhibit 10.6 to Form 10-K for 1988.)

     10.7*     Stock Purchase Agreement between Research Industries Corporation and Karissim Corporation dated May 18, 1989. (Exhibit to Form 8-K filed May 26, 1989.)

     10.8*     Plan and Agreement of Reorganization and Merger between Research
          Industries Corporation and Research Medical Acquisition Corporation and Research Medical, Inc. dated July 27,1990. (Exhibit to Form 8-K filed August 10, 1990.)

     10.9*     Second Amendment to Second Employment Agreement between Gary L.
          Crocker and Research Industries Corporation dated January 10, 1991. (Exhibit to Form 10-Q filed April 30, 1991.)

     10.10*    Third Amendment to Second Employment Agreement between Gary L.
          Crocker and Research Industries Corporation dated March 4, 1991. (Exhibit to Form 10-Q filed April 30, 1991.)

     10.11*    Fourth Amendment to Second Employment Agreement between Gary L.
          Crocker and Research Industries Corporation dated June 1, 1994.

     10.12*    ZMI Peripheral Flow Meter/RMI Agreement (Exhibit to Form 10-Q
          filed October 15, 1994.)

  (11)  Statement Re: Computation of Per Share Earnings

  (16) Letter regarding change in certifying accountant--incorporated by reference from Form 8-K filed November 11, 1993*.

  (21)  Subsidiaries of the registrant

  (23)  Consent of Independent Auditors

 *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

4. Reports on Form 8-K


None

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES

                            YEAR ENDED JUNE 30, 1995


                                       53
                                 (IN THOUSANDS)


COL. A                           COL. B        COL. C       COL. D   COL. E

                                             ADDITIONS

                                            (1)
                                 Balance  Charged    (2)
                                   at        to    Charged          Balance
                                 Begin-    Costs      to    Deduc-   at End
                                 ning of     and    Other  tions(a)    of
                                 Period   Expenses Accounts          Period


YEAR ENDED JUNE 30, 1995
Allowance for doubtful accounts  $(186)    $(222)            $133    $(275)
Inventory obsolescence reserve    (210)       (7)               7     (210)


                                 $(396)    $(229)            $140    $(485)



YEAR ENDED JUNE 30, 1994
Allowance for doubtful accounts   $(80)     (163)             $57    $(186)
Inventory obsolescence reserve    (140)     (227)             157     (210)


                                 $(220)    $(390)            $214   $(298,)



YEAR ENDED JUNE 30, 1993

Allowance for doubtful accounts  $(165)       (7)             $92    $(80)
Inventory obsolescence reserve    (133)      (90)              83    (140)


                                 $(298)     $(97)           $175,    $(220)



(a)  Represent write-offs against the respective valuation accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                    RESEARCH INDUSTRIES CORPORATION


                    /s/  Gary L. Crocker           9/23/94

                    Gary L. Crocker, Chairman, President Date and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    /s/  Charles J. Aschauer, Jr..          9/23/94

                    Charles J. Aschauer, Jr., Director      Date


                    /s/  Edward M. Blair, Jr.             9/23/94

                    Edward M. Blair, Jr., Director          Date


                    /s/  William A. Gay, Jr.       9/23/94

                    William A. Gay, Jr., Director           Date


                    /s/  Louis M. Haynie           9/23/94

                    Louis M. Haynie, Director             Date


                    /s/  Sterling D. Sessions             9/23/94

                    Sterling D. Sessions, Director          Date


                    /s/  Mark W. Winn              9/23/94

                    Mark W. Winn, Vice President and        Date
                    Chief Financial Officer


                    /s/  V. Kelly Randall          9/23/94

                    V. Kelly Randall, Secretary/Treasurer Date and Corporate Controller