Form 10-Q
period 1995-09-30
RESEARCH INDUSTRIES CORP
filed 1995-10-27
CIK 83306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


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

                                  801-562-0200
                        (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements
for the past 90 days.  (1) Yes  X     No       (2) Yes  X    No
                                         ---                    ----

The number of shares of common stock outstanding as of September 30, 1995 was 9,504,775.

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

      Consolidated Balance Sheets as of September 30, 1995 and June 30, 1995


      Consolidated Statements of Income and Retained Earnings for the
           Three Month Periods Ended September 30, 1995 and  1994

      Consolidated Statements of Income and Retained Earnings for the
           Three Month Periods Ended September 30, 1995 and 1994

      Notes to Consolidated Financial Statements


ITEM 2.   Management's Discussion and Analysis




PART II OTHER INFORMATION

        Signatures

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30,   June 30,
                                                   1995          1995

                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
 Cash and equivalents                           $ 2,739,396  $ 2,093,326
 Short-term investments                           4,169,398    3,923,055
 Accounts receivable                              6,578,759    6,118,031
 Current portion of notes receivable              4,647,614    3,931,583
 Inventories                                      9,881,336    8,084,838
 Prepaid expenses                                   816,643    1,006,990
 Deferred tax asset                                 393,500      401,300

TOTAL CURRENT ASSETS                             29,226,646   25,559,123

LAND HELD FOR RESALE                              1,720,025    2,314,924
PROPERTY AND EQUIPMENT                            8,459,530    7,949,774
LONG-TERM INVESTMENTS                             2,247,230    2,483,277
NOTES RECEIVABLE, less current portion            6,172,524    5,586,078
PATENTS AND LICENSES                              2,601,503    2,651,516


                                                $50,427,458  $46,544,692



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                               $ 1,071,032    $ 913,330
 Income taxes payable                               613,754      103,260
 Accrued payroll, commissions and royalties         493,536      746,005
 Other accrued expenses                             409,472      171,415
 Current portion of long-term debt                   99,996       99,996

TOTAL CURRENT LIABILITIES                         2,687,790    2,034,006

LONG-TERM DEBT, less current portion                147,431      172,430

DEFERRED INCOME TAXES                               382,000      485,800

SHAREHOLDERS' EQUITY
  Common Stock, par value $.50 per share;
   authorized: 20,000,000 shares, issued
   9,616,507 shares in September
   and 9,407,634 shares in June                   4,808,254    4,759,846
  Additional paid-in capital                     10,748,674    9,391,071
  Retained earnings                              32,570,196   30,621,604
  Treasury stock, at cost                         (916,887)    (920,065)

                                                 47,210,237   43,852,456


                                                $50,427,458  $46,544,692

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  (UNAUDITED)


                                            Three Months Ended September 30,
                                                   1995         1994

 REVENUES
   Health care                                   $7,599,971   $6,001,707
   Real estate                                    1,236,789    1,251,970

                                                  8,836,760    7,253,677
 COSTS AND EXPENSES
   Cost of health care sales                      2,995,496    2,394,162
   Real estate transaction costs                    791,158      906,265
   Selling, general and administrative            1,773,722    1,564,377
   Research and development                         421,181      220,769

                                                  5,981,557    5,085,573


 OPERATING INCOME                                 2,855,203    2,168,104

 OTHER INCOME (EXPENSE)
   Interest expense                                 (6,469)      (8,962)
   Interest income and other                        194,858      150,463

                                                    188,389      141,501


 INCOME BEFORE INCOME TAXES                       3,043,592    2,309,605

 INCOME TAX EXPENSE                               1,095,000      830,000


 NET INCOME                                       1,948,592    1,479,605

   Retained earnings at beginning of period      30,621,604   23,176,599


 RETAINED EARNINGS AT END OF PERIOD             $32,570,196  $24,656,204

 PRIMARY EARNINGS PER SHARE                           $ .20        $ .16

 WEIGHTED AVERAGE SHARES OUTSTANDING              9,835,000    9,342,000

 FULLY-DILUTED EARNING PER SHARE                      $ .20        $ .16

 FULLY-DILUTED WEIGHTED AVERAGE SHARES
 OUTSTANDING                                      9,870,000    9,418,000

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                             Three Months Ended September 30,
                                                   1995         1994
OPERATING ACTIVITIES
 Net income                                      $1,948,592   $1,479,605
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                    319,032      222,033
   Deferred income taxes                           (96,000)      (8,000)
   Income tax benefit from exercise of
     non-qualified stock options                    670,506        7,793
   Changes in operating assets and
   liabilities:
     Accounts receivable                          (460,728)     (23,392)
     Notes receivable                           (1,159,543)  (1,116,975)
     Inventories                                (1,796,498)    (335,296)
     Land held for resale                           594,899      230,000
     Other assets                                   187,186    (253,878)
     Current liabilities                            653,784    (678,949)


NET CASH PROVIDED BY OPERATING ACTIVITIES           861,230    (477,059)

INVESTING ACTIVITIES
 Net change in investments                         (10,296)      348,032
 Issuance of investment notes receivable          (161,436)
 Repayment of investment notes receivable            18,502       20,511
 Purchase of property and equipment               (775,614)  (1,205,331)


NET CASH USED IN INVESTING ACTIVITIES             (928,844)    (836,788)

FINANCING ACTIVITIES
 Repayment of long-term debt                       (24,999)     (25,000)
 Purchase of treasury stock                                    (338,140)
 Reissuance of treasury stock                         3,178
 Proceeds from the sale of Common Stock             735,505       53,040


NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                          713,684    (310,100)


INCREASE (DECREASE) IN CASH AND EQUIVALENTS         646,070  (1,623,947)

  Cash and Equivalents at Beginning of Period     2,093,326    2,794,092

CASH AND EQUIVALENTS AT END OF PERIOD            $2,739,396   $1,170,145

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements of Research Industries Corporation and its subsidiaries as of September 30, 1995, and for the three month period then ended, were prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments (which are of a normal recurring nature) have been made to the financial statements to present fairly its financial position, results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. The Company has an audited annual report for the three years ended June 30, 1995. It is suggested that the attached financial statements be read in conjunction with the annual report and the financial statements and notes contained therein.

INVENTORIES

                                          September 30, June 30,
                                               1995       1995

     Raw materials                          $4,086,044 $3,574,729
     Work-in-process                         1,400,253    861,860
     Finished goods                          4,395,039  3,648,249

                                            $9,881,336 $8,084,838


EARNINGS PER SHARE
Earnings per share of Common Stock are computed on the basis of the weighted average shares outstanding plus any common stock equivalents which would arise from the exercise of stock options when material.

STATEMENTS OF CASH FLOWS
Interest paid was approximately $6,000 in fiscal 1996 and $9,000 in fiscal 1995. Income taxes paid were $10,000 and $571,000 for the first three months of fiscal 1996 and 1995, respectively.

CONTINGENCIES
The Company is a party to certain legal actions which have arisen in the ordinary course of business. After consultation with legal counsel, management is of the opinion that there are no pending or threatened legal matters which will have a material effect on the consolidated financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS

CONSOLIDATED OPERATING HIGHLIGHTS
  Research Industries Corporation's earnings were $1,948,592 for the first quarter of fiscal 1996, a 32% increase over net income of $1,479,605 recorded in the same quarter of the prior year. Earnings per share were $.20 and $.16 for these two periods, respectively. Total revenues increased from $7,253,677 in the first quarter of fiscal 1995 to $8,836,760 in the same quarter of fiscal 1996, which represents a growth rate of 22%. The total growth rate is comprised of a 27% increase in health care revenues and a 1% decrease in real estate revenues over the comparable period in 1995.
  Selling, general and administrative expenses (SG&A) for the first quarter of fiscal 1996 were 23% of health care revenues compared to 26% in 1995. SG&A has been compared only against health care revenues since there are substantially no such costs charged against real estate operations and the nature of real estate sales can result in unusual fluctuations in ratios that are difficult to understand if SG&A is compared against total revenue The growth in SG&A of 13% is lower than health care revenue growth for the period providing positive leverage for the year. The modest growth is reflective of the Company's desire to maintain its current organizational structure to focus more of its resources into several significant research and development projects.
  Interest income and other has increased for the first three months of 1996 compared with 1995, reflecting slightly higher interest rates and more investable assets.
   The effective federal and state income tax rate was approximately 36% for both periods.

HEALTH CARE OPERATIONS
Net health care sales were $7,599,971 in the first quarter of 1996 compared to $6,001,707 in the same quarter of 1995, which represents a 27% increase. Medical device and solution sales increased by 34%, proprietary pharmaceuticals by 28% and sterile solution product sales decreased by 27% for the quarter. The growth in medical device and solution revenues reflects an increase in domestic and international open-heart surgeries as well as market share gains for bypass circuitry cannulae, balloon cardioplegia delivery catheters, cardiac-assist devices and its new vascular products. Vascular sales continued to show improvement, but were lower than expectations due to ongoing vendor quality issues with the IschemiaAlerta Monitor product. These quality issues and other relationship concerns with Zertl Medical have forced the Company to initiate litigation aiming at resolution of these concerns. Also during the quarter, a new line of latex balloons was sourced to compliment the existing silicone balloon products in our vascular shunt line.
  The growth in proprietary pharmaceuticals resulted from more units sold, particularly to distributors in anticipation of an October 1 price increase. Sterile solutions sales are directly attributable to OEM customer orders which have been lower during the current year. The Company has new products in various stages of development and approval which it believes will contribute to sales growth in the future. Management also believes that it will continue to experience growth in the sales of its existing cardiovascular surgical products.
  Although the Company does not have foreign operations, it does sell worldwide to specialized cardiovascular distributors and other customers in foreign markets. Foreign sales increased by 52% in the first quarter over the same quarter of the prior year. These sales represented 23% of sales in the first quarter of 1996 compared to 20% in 1995.
  Gross margins were 61% in the first quarter of fiscal 1996 compared to 60%
for the same quarter in the prior year.   Gross margins improved primarily as
a result of cost improvements in the manufacturing processes reducing the standard cost of certain products as well as from a sales mix that included higher margin products.
  SG&A costs are discussed in the consolidated operating highlights since direct SG&A costs related to real estate have become insignificant which makes the allocation of corporate SG&A costs between health care and real estate rather arbitrary, impractical and difficult for investors to understand. Management believes the comparison of total SG&A costs provides the investor with a better understanding of its efforts to control costs and yet provide the Company with the necessary infrastructure to continue its growth.
  The Company continues to invest resources in research and product development to introduce new products. Royalty costs, which in many respects represent the cost of acquired research and development technologies, are recorded as a component of cost of sales. All R&D expenses relate to the health care segment. These expenditures increased 91% from $220,769 in the first quarter of 1995 to $421,181 in the first quarter of fiscal 1996. This increase reflects the Company's preparation for new products, such as Biofiltera hemocentrator, carotid artery vascular shunts, the ongoing human clinical trials of its Heparin Removal Device, the Autologous Fibrinogen Delivery Kit and CirkuitGuarda.

REAL ESTATE OPERATIONS
  The Company has a real estate portfolio remaining from its earlier years of operations. In past years this portfolio was used to help finance the Company's start-up of health care operations. The Company continues to divest these assets as reasonable offers are received.
  Real estate sales in the first quarter of 1996 include the sale of industrial land, interest on real estate contracts and revenue from the sale of the Company's interests in other real estate projects.
  Gross margins for real estate were 36% for the first quarter of 1996 compared to 28% for the same period in 1995. The gross margins are reflective of the Company's cost basis in the specific properties sold and the related selling prices. The gross margins, therefore, may vary significantly between specific pieces of property sold.

FINANCIAL CONDITION
The Company's balance sheet continued to improve during the first quarter of fiscal 1996. The following key measurements are indicative of the excellent liquidity and strong financial position of the Company:

                                              SEPT.30, June 30,
      (In thousands except ratios)             1995      1995

      Cash and investments                     $9,156    $8,500
      Working capital                          26,539    23,525
      Shareholders' equity                     47,210    43,852
      Current ratio                              11:1      13:1


  Cash and investments increased from June 30, 1995 as a result of the Company's operations. Funds used in investing activities were primarily generated from the sale of common stock though the exercise of stock options.
  Accounts receivable increased by approximately $460,728 or 8% from June 30, 1995. This increase is a result of sales during the month of September generating the higher level of receivables.
  Inventories increased by approximately $1,796,000 or 22% from June 30, 1995. This increase is comprised of higher inventory levels in all components. As the Company adds new products, its inventory levels increase significantly. Each new product category adds numerous product codes for various sizes and configurations of the products. Each of the new product codes must be stocked in finished goods inventory and raw materials purchased for the appropriate sizes. Additionally, with the commencement of manufacturing operations to produce previously purchased catheters, all of the component parts of the manufactured products must now be carried in inventory. As the Company began producing the new raw material catheters, it continued purchasing a sufficient quantity of catheters from its suppliers assuring a continuous flow of finished goods products through the transition to in-house produced raw material catheters resulting in a larger than normal supply of raw materials at year end. Prices for many raw materials used in the process have also increased from the prior year.
  The Company is just completing a $2 million manufacturing facility remodeling which not only updates its processes for certain currently manufactured products but also provides additional manufacturing capabilities for products not now produced in-house.
  There have been no other significant changes in capitalization or financial status during the quarter that are not reflected in the financial statements.

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

                         PART II    OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

      Incorporated by reference from "Notes to Consolidated Financial Statements--Contingencies" on page 6 herein.

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


               RESEARCH INDUSTRIES CORPORATION






               /s/  Gary L. Crocker               October 27, 1995
               Gary L. Crocker, President and          Date
               Chief Executive Officer



               /s/  Mark W. Winn                  October 27, 1995
               Mark W. Winn, Vice President and        Date
                              Chief Financial Officer





               /s/  V. Kelly Randall              October 27, 1995
               V. Kelly Randall, Secretary,       Date