Form 10-Q
period 1995-12-31
RESEARCH INDUSTRIES CORP
filed 1996-02-12
CIK 83306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995


                                     0-6944
                            (Commission File Number)



                             RESEARCH MEDICAL, INC.
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

The number of shares of common stock outstanding as of December 31, 1995 was 9,557,092.



RESEARCH MEDICAL, INC. AND SUBSIDIARIES
TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

      Consolidated Balance Sheets as of December 31, 1995 and June 30, 1995

      Consolidated Statements of Income and Retained Earnings for the
           Three Month Periods Ended December 31, 1995 and  1994

      Consolidated Statements of Income and Retained Earnings for the
           Three Month Periods Ended December 31, 1995 and 1994

      Consolidated Statements of Income and Retained Earnings for the
           Six Month Periods Ended December 31, 1995 and 1994

      Notes to Consolidated Financial Statements

ITEM 2.   Management's Discussion and Analysis




PART II OTHER INFORMATION

      Signatures



RESEARCH MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,     June 30,
                                                    1995           1995

                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS
 Cash and equivalents                            $  2,747,917   $  2,093,326
 Short-term investments                             4,023,344      3,923,055
 Accounts receivable                                6,904,191      6,118,031
 Current portion of notes receivable                4,200,966      3,931,583
 Inventories                                       10,652,310      8,084,838
 Prepaid expenses                                     932,559      1,006,990
 Deferred tax asset                                   444,000        401,300

TOTAL CURRENT ASSETS                               29,905,287     25,559,123

LAND HELD FOR RESALE                                2,755,009      2,314,924
PROPERTY AND EQUIPMENT                              9,094,241      7,949,774
LONG-TERM INVESTMENTS                               2,396,136      2,483,277
NOTES RECEIVABLE, less current portion              6,585,805      5,586,078
PATENTS AND LICENSES                                2,665,762      2,651,516


                                                  $53,402,240    $46,544,692



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                $  1,003,012      $ 913,330
 Income taxes payable                                 693,370        103,260
 Accrued payroll, commissions and royalties           546,812        746,005
 Other accrued expenses                               384,311        171,415
 Current portion of long-term debt                     99,996         99,996

TOTAL CURRENT LIABILITIES                           2,727,501      2,034,006

LONG-TERM DEBT, less current portion                  122,432        172,430

DEFERRED INCOME TAXES                                 358,500        485,800


SHAREHOLDERS' EQUITY
Common Stock, par value $.50 per share;
authorized 20,000,000 shares, issued and
outstanding 9,557,092 shares in
December and 9,407,634 shares in June               4,823,267      4,759,846
Additional paid-in capital                         11,383,602      9,391,071
Retained earnings                                  34,708,169     30,621,604
Treasury stock, at cost                             (721,231)      (920,065)

                                                   50,193,807     43,852,456


                                                  $53,402,240    $46,544,692






RESEARCH MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  (UNAUDITED)


                                               Three Months Ended December 31,

                                                    1995           1994


 REVENUES
   Health care                                    $ 7,939,228    $ 6,530,038
   Real estate                                      1,817,174        864,044

                                                    9,756,402      7,394,082
 COSTS AND EXPENSES
   Cost of health care sales                        3,107,129      2,553,922
   Real estate transaction costs                    1,083,540        331,758
   Selling, general and administrative              1,943,141      1,657,769
   Research and development                           477,172        315,329

                                                    6,610,982      4,858,778


 OPERATING INCOME                                   3,145,420      2,535,304

 OTHER INCOME (EXPENSE)
   Interest expense                                  (28,599)       (19,308)
   Interest income and other                          181,152        114,389

                                                      152,553         95,081


 INCOME BEFORE INCOME TAXES                         3,297,973      2,630,385

 INCOME TAX EXPENSE                                 1,160,000        950,000


 NET INCOME                                         2,137,973      1,680,385

   Retained earnings at beginning of period        32,570,196     24,656,204


 RETAINED EARNINGS AT END OF PERIOD               $34,708,169    $26,336,589



 PRIMARY EARNINGS PER SHARE                             $ .22          $ .18

 PRIMARY WEIGHTED AVERAGE SHARES OUTSTANDING        9,917,000      9,426,000

 FULLY-DILUTED EARNING PER SHARE                        $ .22          $ .18

 FULLY-DILUTED WEIGHTED AVERAGE SHARES
 OUTSTANDING                                        9,927,000      9,509,000




RESEARCH MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  (UNAUDITED)


                                               Six Months Ended December 31,
                                                    1995           1994
 REVENUES
   Health care                                   $ 15,539,199   $ 12,531,745
   Real estate                                      3,053,963      2,116,014

                                                   18,593,162     14,647,759
 COSTS AND EXPENSES
   Cost of health care sales                        6,102,625      4,948,084
   Real estate transaction costs                    1,874,698      1,238,023
   Selling, general and administrative              3,716,863      3,222,146
   Research and development                           898,353        536,098

                                                   12,592,539      9,944,351


 OPERATING INCOME                                   6,000,623      4,703,408

 OTHER INCOME (EXPENSE)
   Interest expense                                  (35,068)       (28,270)
   Interest income and other                          376,010        264,852

                                                      340,942        236,582


 INCOME BEFORE INCOME TAXES                         6,341,565      4,939,990

 INCOME TAX EXPENSE                                 2,255,000      1,780,000


 NET INCOME                                         4,086,565      3,159,990

   Retained earnings at beginning of period        30,621,604     23,176,599

 RETAINED EARNINGS AT END OF PERIOD               $34,708,169    $26,336,589

 PRIMARY EARNINGS PER SHARE                             $ .41          $ .34

 PRIMARY WEIGHTED AVERAGE SHARES OUTSTANDING        9,871,000      9,422,000

 FULLY-DILUTED EARNING PER SHARE                        $ .41          $ .33

 FULLY-DILUTED WEIGHTED AVERAGE SHARES
 OUTSTANDING                                        9,881,000      9,505,000




RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                Six Months Ended December 31,
                                                    1995           1994

OPERATING ACTIVITIES
 Net income                                        $4,086,565    $3,159,990
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      644,494       464,291
   Deferred income taxes                            (170,000)      (25,000)
   Income tax benefit from exercise of
     non-qualified stock options                      865,890        48,863
   Changes in operating assets & liabilities:
     Accounts receivable                            (786,160)       579,447
     Notes receivable                             (1,416,820)   (1,002,908)
     Inventories                                  (2,567,472)   (1,222,222)
     Land held for resale                           (440,085)       409,959
     Other assets                                    (46,688)   (1,682,044)
     Current liabilities                              693,495   (1,703,901)


NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                            863,219     (973,525)

INVESTING ACTIVITIES
 Net change in investments                           (13,148)       701,917
 Issuance of investment notes receivable            (171,436)
 Repayment of investment notes receivable             319,146        41,524
 Purchase of property and equipment               (1,682,088)   (2,288,858)


NET CASH USED IN INVESTING ACTIVITIES             (1,547,526)   (1,545,417)

FINANCING ACTIVITIES
 Repayment of long-term debt                         (49,998)      (49,998)
 Purchase of treasury stock                                       (338,140)
 Reissuance of treasury stock                         198,834       177,288
 Proceeds from the sale of Common Stock             1,190,062        73,244


NET CASH PROVIDED BY (USED IN) FINANCING            1,338,898     (137,606)
ACTIVITIES


INCREASE (DECREASE) IN CASH AND EQUIVALENTS           654,591   (2,656,548)

  Cash and Equivalents at Beginning of Period       2,093,326     2,794,092

CASH AND EQUIVALENTS AT END OF PERIOD              $2,747,917      $137,544






RESEARCH MEDICAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements of Research Medical, Inc. and its subsidiaries as of December 31, 1995, and for the three month period then ended, were prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments (which are of a normal recurring nature) have been made to the financial statements to present fairly its financial position, results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. The Company has an audited annual report for the three years ended June 30, 1995. It is suggested that the attached financial statements be read in conjunction with the annual report and the financial statements and notes contained therein.

INVENTORIES

                                              DECEMBER 31,    June 30,
                                                1995           1995

     Raw materials                           $4,375,829     $3,574,729
     Work-in-process                          1,193,887        861,860
     Finished goods                           5,082,594      3,648,249


                                            $10,652,310     $8,084,838




EARNINGS PER SHARE
Earnings per share of Common Stock are computed on the basis of the weighted average shares outstanding plus any common stock equivalents which would arise from the exercise of stock options when material.

STATEMENTS OF CASH FLOWS
Interest paid was approximately $35,000 in fiscal 1996 and $28,000 in fiscal 1995. Income taxes paid were $969,000 and $2,200,000 for the first six months of fiscal 1996 and 1995, respectively.

CONTINGENCIES
The Company is a party to certain legal actions which have arisen in the ordinary course of business. After consultation with legal counsel, management is of the opinion that there are no pending or threatened legal matters which will have a material effect on the consolidated financial position of the Company.


MANAGEMENT'S DISCUSSION AND ANALYSIS

CONSOLIDATED OPERATING HIGHLIGHTS
  Research Medical Inc.'s earnings were $2,137,973 for the second quarter of fiscal 1996, a 27% increase over net income of $1,680,385 recorded in the same quarter of the prior year. Earnings per share were $.22 and $.18 for these two periods, respectively. Total revenues increased from $7,394,082 in the second quarter of fiscal 1995 to $9,756,402 in the same quarter of fiscal 1996, which represents a growth rate of 32%. The total growth rate is comprised of a 22% increase in health care revenues and a 110% increase in real estate revenues over the comparable period in 1995.
  Selling, general and administrative expenses (SG&A) for the second quarter of fiscal 1996 were 24% of health care revenues compared to 25% in 1995. SG&A has been compared only against health care revenues since there are substantially no such costs charged against real estate operations and the nature of real estate sales can result in unusual fluctuations in ratios that are difficult to understand if SG&A is compared against total revenue The growth in SG&A of 17% is lower than health care revenue growth for the period providing positive leverage for the year. The modest growth is reflective of the Company's desire to maintain its current organizational structure to focus more of its resources into several significant research and development projects.
  Interest income and other has increased for the second three months of 1996 compared with 1995, reflecting more investable assets.
  The combined effective federal and state income tax rate was approximately 36% for both periods. Fluctuations occur based on several factors including the tax basis of real estate sold.


HEALTH CARE OPERATIONS
Net health care sales were $7,939,228 in the second quarter of 1996 compared to $6,530,038 in the same quarter of 1995, which represents a 22% increase. Medical device and solution sales increased by 35%, proprietary pharmaceuticals decreased by 27% and sterile solution product sales increased by 8% for the quarter. The growth in medical device revenues reflects an increase in domestic and international open-heart surgeries as well as market share gains for bypass circuitry cannulae, balloon cardioplegia delivery catheters, cardiac-assist devices and its new vascular products. Vascular sales continued to show improvement, particularly in carotid shunts, but were lower than expectations due to ongoing vendor quality issues with the IschemiaAlerta Monitor product. These quality issues and other relationship concerns with Zertl Medical have forced the Company to initiate litigation aiming at resolution of these concerns, and no further revenue or income is expected from the IschemiaAlerta products except perhaps at the resolution of the litigation.
  The decline in proprietary pharmaceuticals resulted from a disproportionate number of units sold in the first quarter, particularly to distributors, in anticipation of an October 1 price increase. Sterile solutions sales are directly attributable to OEM customer orders which have increased slightly during the current quarter. Increases in sterile solution sales are not expected to continue.
  The Company has new products in various stages of development and approval which it believes will contribute to sales growth in the future. Management also believes that it will continue to experience growth in the sales of its existing cardiovascular surgical products.
  Although the Company does not have foreign operations, it does sell worldwide to specialized cardiovascular distributors and other customers in foreign markets. Foreign sales increased by 23% in the second quarter over the same quarter of the prior year. These sales represented 22% of sales in the second quarter of 1996 compared to 22% in 1995.
  During the second quarter, the Company announced a strategic distribution agreement with COBE Laboratories, Inc. (COBE), a wholly owned subsidiary of Sweden's Gambro Group, for the distribution of the Company's specialty bypass circuitry and cardioplegia catheters as well as the development of and distribution of a new line of biocompatible catheters. COBE is a leading manufacturer and marketer of oxygenators and bypass circuits for open-heart surgery. Under the agreement, the Company's catheters will be bundled with COBE oxygenators and marketed together. This bundling agreement is intended to strengthen both firms' market share.
  Gross margins were 61% in the second quarter of fiscal 1996 compared to
61% for the same quarter in the prior year.    Device gross margins improved
substantially as a result of cost improvements in the manufacturing processes reducing the standard cost of many important products. These improvements were partially offset by declining sales of proprietary pharmaceutical products and lower margins on sterile solutions.
  SG&A costs are discussed in the consolidated operating highlights since direct SG&A costs related to real estate have become insignificant which makes the allocation of corporate SG&A costs between health care and real estate rather arbitrary, impractical and difficult for investors to understand. Management believes the comparison of total SG&A costs provides the investor with a better understanding of its efforts to control costs.
  The Company continues to invest resources in research and product development to introduce new products. Royalty costs, which in many respects represent the cost of acquired research and development technologies, are recorded as a component of cost of sales. All R&D expenses relate to the health care segment. These expenditures increased 51% from $315,329 in the second quarter of 1995 to $477,172 in the second quarter of fiscal 1996. This increase reflects the Company's preparation for new products, such as Biofiltera hemocentrator, carotid artery vascular shunts, the ongoing human clinical trials of the Heparin Removal Device, the Autologous Fibrinogen Delivery Kit and CirkuitGuarda. Both the Biofiltera hemocentrator and CirkuitGuarda were introduced for sale to customers at the end of the second quarter.

REAL ESTATE OPERATIONS
  The Company has a real estate portfolio remaining from its earlier years of operations. In past years this portfolio was used to help finance the Company's start-up of health care operations. The Company continues to divest these assets as reasonable offers are received.
  Real estate sales in the second quarter and the first six months of 1996 include the sale of industrial land, interest on real estate contracts and revenue from the sale of the Company's interests in other real estate projects.
  Gross margins for real estate were 40% for the second quarter of 1996 compared to 62% for the same period in 1995 and 39% for the second six months of fiscal 1996 compared to 41% for the same period in fiscal 1995. The gross margins are reflective of the Company's cost basis in the specific properties sold and the related selling prices. The gross margins, therefore, may vary significantly between specific pieces of property sold.

FINANCIAL CONDITION
The Company's balance sheet continued to improve during the second quarter of fiscal 1996. The following key measurements are indicative of the excellent liquidity and strong financial position of the Company:

                                             DEC.      June
      (In thousands except ratios)            31,       30,
                                             1995      1995

      Cash and investments                  $9,167    $8,500
      Working capital                       27,178    23,525
      Shareholders' equity                  50,194    43,852
      Current ratio                           11:1      13:1


  Cash and investments increased from June 30, 1995 as a result of the Company's operations. Funds used in investing activities were generated from operations and the sale of common stock through the exercise of stock options.
  Accounts receivable increased by approximately $786,000 or 13% from June 30, 1995. This increase is a result of sales during the month of December generating the higher level of receivables.
  Inventories increased by approximately $2,567,000 or 32% from June 30, 1995. This increase is comprised of higher inventory levels in all components. As the Company adds new products, its inventory levels increase. Each new product category adds numerous product codes for various sizes and configurations of the products. Each of the new product codes must be stocked in finished goods inventory and in raw materials purchased for the appropriate sizes. Additionally, with the commencement of manufacturing operations to produce previously purchased catheter subassemblies, all of the component parts of the manufactured products must now be carried in inventory. Moreover, as the Company began producing the new raw material catheters, it continued purchasing sufficient catheter subassemblies from its suppliers assuring a continuous flow of finished goods products through the transition to in-house produced raw material catheter subassemblies resulting in a larger than normal supply of raw materials at quarter end.

  The Company is just completing a $2 million upgrade to its manufacturing facility which not only updates its processes for certain currently manufactured products but also provides additional manufacturing capabilities for products not now produced in-house.
  There have been no other significant changes in capitalization or financial status during the quarter that are not reflected in the financial statements.

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


               RESEARCH INDUSTRIES CORPORATION






               /s/  Gary L. Crocker               February 5, 1996
               Gary L. Crocker, President and          Date
               Chief Executive Officer





               /s/  Mark W. Winn                  February 5, 1996
               Mark W. Winn, Sr. Vice President,       Date
               Chief Financial Officer, and Secretary





               /s/  J. Steven Johnson             February 5, 1996
               J. Steven Johnson,                 Date
               Corporate Controller