Form 10-Q
period 1996-03-31
RESEARCH MEDICAL INC
filed 1996-05-15
CIK 83306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


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

The number of shares of common stock outstanding as of March 31, 1996 was 9,603,348.




RESEARCH MEDICAL, INC. AND SUBSIDIARIES
TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

      Consolidated Balance Sheets as of March 31, 1996 and June 30, 1995

      Consolidated Statements of Income and Retained Earnings for the
           Three Month Periods Ended March 31, 1996 and  1995

      Consolidated Statements of Income and Retained Earnings for the
           Nine Month Periods Ended March 31, 1996 and 1995

      Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended March 31, 1996 and 1995

      Notes to Consolidated Financial Statements


ITEM 2.   Management's Discussion and Analysis




PART II OTHER INFORMATION

   Signature




RESEARCH MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                 MARCH 31,    June 30,
                                                   1996         1995

                                                (UNAUDITED)
ASSETS



CURRENT ASSETS
 Cash and equivalents                            $1,350,099  $2,093,326
 Short-term investments                           5,369,865   3,923,055
 Accounts receivable                              8,640,916   6,118,031
 Current portion of notes receivable              5,660,700   3,931,583
 Inventories                                     10,716,724   8,084,838
 Prepaid expenses                                 1,105,085   1,006,990
 Deferred tax asset                                 460,500     401,300

TOTAL CURRENT ASSETS                             33,303,889  25,559,123

LAND HELD FOR RESALE                              1,469,728   2,314,924
PROPERTY AND EQUIPMENT                            9,396,105   7,949,774
LONG-TERM INVESTMENTS                             1,469,192   2,483,277
NOTES RECEIVABLE, less current portion            7,956,398   5,586,078
PATENTS AND LICENSES                              2,642,006   2,651,516


                                                $56,237,318 $46,544,692



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $ 974,203   $ 913,330
 Income taxes payable                               561,260     103,260
 Accrued payroll, commissions and royalties         586,914     746,005
 Other accrued expenses                             202,176     171,415
 Current portion of long-term debt                   99,996      99,996

TOTAL CURRENT LIABILITIES                         2,424,549   2,034,006


LONG-TERM DEBT, less current portion                 97,434     172,430

DEFERRED INCOME TAXES                               355,000     485,800

SHAREHOLDERS' EQUITY
Common Stock, par value $.50 per
share authorized 20,000,000 shares,
issued 9,603,348 shares in March
and 9,206,683 shares in June                      4,840,735   4,759,846
  Additional paid-in capital                     11,961,048   9,391,071
  Retained earnings                              37,152,195  30,621,604
  Treasury stock, at cost                         (593,643)   (920,065)

                                                 53,360,335  43,852,456


                                                $56,237,318 $46,544,692







RESEARCH MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  (UNAUDITED)


                                               Three Months Ended March 31,

                                                   1996          1995


 REVENUES
   Health care                                   $9,058,278   $7,701,955
   Real estate                                    2,624,702    2,100,772

                                                 11,682,980    9,802,727
 COSTS AND EXPENSES
   Cost of health care sales                      3,572,750    3,065,744
   Real estate transaction costs                  2,111,205    1,774,851
   Selling, general and administrative            1,969,357    1,786,077
   Research and development                         400,510      297,627

                                                  8,053,822    6,924,299


 OPERATING INCOME                                 3,629,158    2,878,428

 OTHER INCOME (EXPENSE)
   Interest expense                                (12,832)     (20,695)
   Interest income and other                        177,700      120,615

                                                    164,868       99,920


 INCOME BEFORE INCOME TAXES                       3,794,026    2,978,348

 INCOME TAX EXPENSE                               1,350,000    1,065,000


 NET INCOME                                       2,444,026    1,913,348

   Retained earnings at beginning of period      34,708,169   26,336,589



 RETAINED EARNINGS AT END OF PERIOD             $37,152,195   $28,249,937




 EARNINGS PER SHARE                                   $ .26        $ .21



 WEIGHTED AVERAGE SHARES OUTSTANDING              9,579,000    9,271,000



 PRIMARY EARNINGS PER SHARE                           $ .25        $ .20



 PRIMARY WEIGHTED AVERAGE SHARES OUTSTANDING      9,929,000    9,538,000



 FULLY-DILUTED EARNINGS PER SHARE                     $ .25        $ .20



 FULLY-DILUTED WEIGHTED AVERAGE SHARES            9,936,000    9,654,000
 OUTSTANDING









RESEARCH MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  (UNAUDITED)


                                               Nine Months Ended March 31,

                                                   1996         1995


REVENUES
  Health care                                  $24,597,477  $20,233,700
  Real estate                                    5,678,665    4,216,786

                                                30,276,142   24,450,486
COSTS AND EXPENSES
  Cost of health care sales                      9,675,375    8,013,828
  Real estate transaction costs                  3,985,903    3,012,874
  Selling, general and administrative            5,686,220    5,008,223
  Research and development                       1,298,863      833,725

                                                20,646,361   16,868,650


OPERATING INCOME                                 9,629,781    7,581,836

OTHER INCOME (EXPENSE)
  Interest expense                                (47,900)     (48,965)
  Interest income and other                        553,710      385,467

                                                   505,810      336,502


INCOME BEFORE INCOME TAXES                      10,135,591    7,918,338



INCOME TAX EXPENSE                               3,605,000    2,845,000


NET INCOME                                       6,530,591    5,073,338

  Retained earnings at beginning of period      30,621,604   23,176,599


RETAINED EARNINGS AT END OF PERIOD             $37,152,195  $28,249,937



EARNINGS PER SHARE                                   $ .69        $ .55



WEIGHTED AVERAGE SHARES OUTSTANDING              9,518,000    9,212,000



PRIMARY EARNINGS PER SHARE                           $ .66        $ .54



PRIMARY WEIGHTED AVERAGE SHARES OUTSTANDING      9,888,000    9,478,000



FULLY-DILUTED EARNINGS PER SHARE                     $ .66        $ .53






FULLY-DILUTED WEIGHTED AVERAGE SHARES            9,868,000    9,595,000
OUTSTANDING







RESEARCH MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                Nine Months Ended March 31,

                                                   1996         1995


OPERATING ACTIVITIES
 Net income                                     $6,530,591    $5,073,338
 Adjustments to reconcile net income to net
cash
  provided by operating activities:
   Depreciation and amortization                   962,989       725,807
   Deferred income taxes                         (190,000)     (115,000)
   Income tax benefit from exercise of
     non-qualified stock options                   978,000       263,003
   Changes in operating assets and
liabilities:
     Accounts receivable                       (2,522,885)       560,948
     Notes receivable                          (4,275,406)   (2,232,092)
     Inventories                               (2,631,886)   (2,919,347)


     Land held for resale                          845,196     1,782,089
     Other assets                                (248,106)   (1,403,576)
     Current liabilities                           390,543   (1,067,889)


NET CASH PROVIDED BY (USED IN) OPERATING         (160,964)       667,281
ACTIVITIES

INVESTING ACTIVITIES
 Net change in investments                       (432,725)     1,198,059
 Issuance of investment notes receivable         (171,436)
 Repayment of investment notes receivable          347,407        59,495
 Purchase of property and equipment            (2,249,799)   (3,053,235)


NET CASH USED IN INVESTING ACTIVITIES          (2,506,553)   (1,795,681)

FINANCING ACTIVITIES
 Repayment of long-term debt                      (74,997)      (74,997)
 Purchase of treasury stock                                    (338,140)
 Reissuance of treasury stock                      326,422       509,683
 Proceeds from the sale of Common Stock          1,672,865       411,248


NET CASH PROVIDED BY FINANCING ACTIVITIES        1,924,290       507,794


DECREASE IN CASH AND EQUIVALENTS                 (743,227)     (620,606)

  Cash and Equivalents at Beginning of Period    2,093,326     2,794,092




CASH AND EQUIVALENTS AT END OF PERIOD           $1,350,099    $2,173,486






RESEARCH MEDICAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements of Research Medical, Inc. and its subsidiaries as of March 31, 1996, and for the three-month period then ended, were prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments (which are of a normal recurring nature) have been made to the financial statements to present fairly its financial position, results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. The Company has an audited annual report for the three years ended June 30, 1995. It is suggested that the attached financial statements be read in conjunction with the annual report and the financial statements and notes contained therein.

INVENTORIES

                                             MARCH 31,    June 30,
                                               1996         1995


     Raw materials                            $4,393,467 $3,574,729
     Work-in-process                           1,359,402    861,860
     Finished goods                            4,963,855  3,648,249


                                             $10,716,724 $8,084,838



EARNINGS PER SHARE
Earnings per share of Common Stock are computed on the basis of the weighted average shares outstanding plus any common stock equivalents which would arise from the exercise of stock options. Fiscal 1995 earnings per share were computed based on weighted average shares only because the dilutive effect of common stock equvalents was not material. For comparative purposes, both simple and primary earnings per share have been presented for all periods.

STATEMENTS OF CASH FLOWS
Interest paid was approximately $48,000 in fiscal 1996 and $49,000 in fiscal 1995. Income taxes paid were $2,359,000 and $3,166,000 for the first nine months of fiscal 1996 and 1995, respectively.

CONTINGENCIES
The Company is a party to certain legal actions which have arisen in the ordinary course of business. After consultation with legal counsel, management is of the opinion that there are no pending or threatened legal matters which will have a material effect on the consolidated financial position of the Company.






MANAGEMENT'S DISCUSSION AND ANALYSIS

CONSOLIDATED OPERATING HIGHLIGHTS
  Research Medical Inc.'s earnings were $2,444,026 for the third quarter of fiscal 1996, a 28% increase over net income of $1,913,348 recorded in the same quarter of the prior year. Earnings per share were $.25 and $.20 for these two periods, respectively. Total revenues increased 19% from $9,802,727 in the third quarter of fiscal 1995 to $11,682,980 in the same quarter of fiscal 1996. The total growth rate is comprised of an 18% increase in health care revenues and a 25% increase in real estate revenues over the comparable period in 1995.
  Selling, general and administrative expenses (SG&A) for the third quarter of fiscal 1996 were 22% of health care revenues compared to 23% in 1995. SG&A has been compared only against health care revenues since there are substantially no such costs charged against real estate operations and the nature of real estate sales can result in unusual fluctuations in ratios that are difficult to understand if SG&A is compared against total revenue. The growth in SG&A of 10% is lower than health care revenue growth for the period, providing continued positive operating leverage for the year.
  Interest income and other increased for the third quarter months of fiscal 1996 compared with 1995, reflecting more investable assets.
  The combined effective federal and state income tax rate was approximately 36% for both periods.

HEALTH CARE OPERATIONS


Net health care sales were $9,058,278 in the third quarter of 1996 compared to $7,701,955 in the same quarter of 1995, which represents a 18% increase. Medical device and solution sales increased by 17%, proprietary pharmaceuticals increased by 43% and sterile solution product sales decreased by 17% for the quarter. The growth in medical device revenues reflects an increase in domestic and international open-heart surgeries as well as market share gains for bypass circuitry cannulae, balloon cardioplegia delivery catheters and cardioplegia solutions, and cardiac-assist devices. The Company's new Biofiltera hemocentrator product line was well received in its third quarter launch, with sales in excess of $250,000. Sales of the Company's, vascular carotid shunts improved from the prior year and should continue to improved with the fourth quarter introduction of the Neurofloa shunt, which addresses the rapidly expanding stroke-prevention market.
  The increase in proprietary pharmaceuticals resulted from an increase in the number of units sold to international distributors. Sterile solutions sales are directly attributable to OEM customer orders which decreased during the current quarter.
  The Company has new products in various stages of development and approval which it believes will contribute to sales growth in the future. Management also believes that it will continue to experience growth in the sales of its existing cardiovascular surgical products.
  Although the Company does not have foreign operations, it does sell worldwide to specialized cardiovascular distributors and other customers in foreign markets. Foreign sales increased by 1% in the third quarter over the same quarter of the prior year. These sales represented 24% of sales in the third quarter of 1996 compared to 28% in 1995.
  Gross margins were 61% in the third quarter of fiscal 1996 compared to 60% for the same quarter in the prior year
  SG&A costs are discussed in the consolidated operating highlights since direct SG&A costs related to real estate have become insignificant which makes the allocation of corporate SG&A costs between health care and real estate rather arbitrary, impractical and difficult for investors to understand. Management believes the comparison of total SG&A costs provides the investor with a better understanding of its efforts to control costs.
  The Company continues to invest resources in research and product development at a more rapid pace. These expenditures increased 35% from $297,627 in the third quarter of 1995 to $400,510 in the third quarter of fiscal 1996. This increase reflects the Company's preparation for new products, such as Biofiltera hemocentrator, carotid artery vascular shunts, the ongoing human clinical trials of the Heparin Removal Device, the Autologous Fibrinogen Delivery Kit and CirkuitGuarda. Royalty costs, which in many respects represent the cost of acquired research and development technologies, are recorded as a component of cost of sales. All R&D expenses relate to the health care segment.

REAL ESTATE OPERATIONS
  The Company has a real estate portfolio remaining from its earlier years of operations. In past years this portfolio was used to help finance the Company's start-up of health care operations. The Company continues to divest these assets as reasonable offers are received.
  Real estate sales in the third quarter and the first nine months of 1996 include the sale of industrial land, interest on real estate contracts and revenue from the sale of the Company's interests in other real estate projects.
  Gross margins for real estate were 20% for the third quarter of 1996 compared to 16% for the same period in 1995 and 30% for the nine months of fiscal 1996 compared to 29% for the same period in fiscal 1995. The gross margins are reflective of the Company's cost basis in the specific properties sold and the related selling prices. The gross margins, therefore, may vary significantly between specific pieces of property sold.


FINANCIAL CONDITION
The Company's balance sheet strengthened during the third quarter of fiscal 1996. The following key measurements are indicative of the excellent liquidity and strong financial position of the Company:

                                              MARCH 31,     JUNE 30,
      (In thousands except ratios)             1996           1995


      Cash and investments                     $8,189       $8,500
      Working capital                          30,879       23,525
      Shareholders' equity                     50,360       43,852
      Current ratio                              14:1         13:1


  Cash and investments decreased from June 30, 1995 as a result of the Company's operations. Funds used in investing activities were generated from operations and the sale of common stock through the exercise of stock options.
  Accounts receivable increased by approximately $2,522,885 or 41% from June 30, 1995. This increase is a result of sales during the third quarter generating a higher level of period-end receivables.
  Inventories increased by approximately $2,631,886 or 33% from June 30, 1995. This increase is comprised of higher inventory levels in all categories. As the Company adds new products, its inventory levels increase. Each new product category adds numerous product codes for various sizes and configurations which must be stocked in both finished goods inventory and in raw materials. Additionally, with the commencement of manufacturing operations to produce previously purchased catheter subassemblies, all of the component parts of the manufactured products must be carried in inventory. Moreover, as the Company began producing the new raw material catheter subassemblies, it continued purchasing sufficient catheter subassemblies from its suppliers assuring a continuous flow of finished goods products through the transition to in-house produced raw material catheter subassemblies.
  There have been no other significant changes in capitalization or financial status during the quarter that are not reflected in the financial statements.

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


               RESEARCH MEDICAL, INC.






               /s/  Gary L. Crocker               April 30, 1996
               Gary L. Crocker, President and          Date
               Chief Executive Officer







               /s/  Mark W. Winn                  April 30, 1996
               Mark W. Winn, Sr. Vice President,  Date
               Chief Financial Officer, and Secretary





               /s/  J. Steven Johnson             April 30, 1996
               J. Steven Johnson,                 Date
               Corporate Controller