Form 10-K
period 1996-06-30
RESEARCH MEDICAL INC
filed 1996-09-25
CIK 83306

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended JUNE 30, 1996 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition Period from to
     ------    ---------

                       Commission file number 0-6944

                          RESEARCH MEDICAL, INC.
          (Exact name of registrant as specified in its charter)

             UTAH                           87-0277827
(State or other jurisdiction of           (IRS Employer
incorporation or organization)        Identification Number)

  6864 SO. 300 WEST, MIDVALE,                 84047
             UTAH                           (Zip Code)
(Address of principal executive
           offices)

    Registrant's telephone number, including area code: (801) 562-0200


        Securities registered pursuant to Section 12(b) of the Act:

                                   NONE

        Securities registered pursuant to Section 12(g) of the Act:

                       COMMON STOCK, $.50 PAR VALUE
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X  No
                                                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

The aggregate market value of voting stock held by non-affiliates of the registrant (based on the closing sale price of $18.125 on August 30, 1996, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $174 million.

The number of shares of the registrants common stock $.50 par value, outstanding as of August 31, 1996, was 9,625,332.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for use in connection with its annual meeting of shareholders to be held on November 11, 1996 are incorporated by reference into Part III.

                            RESEARCH MEDICAL, INC.

                                    PART I

ITEM 1: BUSINESS

(A)
  GENERAL DEVELOPMENT OF BUSINESS
  Research Medical, Inc. was incorporated under Utah Law in 1968. As used in this report, except as otherwise indicated in information incorporated by reference, "Research" means Research Medical, Inc. and the "Company" means Research and its subsidiaries.

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

(B)
  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
  See page 29 of the financial statements included under Item 8 of this Form 10-K for financial information about segments.

(C)
  NARRATIVE DESCRIPTION OF BUSINESS

  HEALTH CARE ACTIVITIES
  The Company concentrates its health care activities in developing and manufacturing disposable cardiovascular, vascular, blood management devices and specialty pharmaceutical products. Research Medical, Inc. develops, manufactures and markets the disposable medical devices and markets pharmaceutical products including RIMSO-50(R) and a biological preservative agent, Cryoserv(R). RMI also has an agreement with IVAX/McGaw, Inc. for McGaw's custom mixed "blood cardioplegia" solutions per physician prescriptions. Tera Pharmaceuticals, Inc., ("Tera", a wholly owned subsidiary) manufactures RIMSO-50(R) and Cryoserv(R) for sale to RMI and it provides contract manufacturing of sterile solutions for sale in OEM markets.

  Current Developments

  Minimally Invasive Heart Surgery:
  Fiscal 1996 saw sweeping changes taking place in the open-heart surgery market. New techniques were advocated for operating on the heart in a minimally invasive environment. In April 1996, in conjunction with the annual meeting of the American Association of Thoracic Surgeons held in San Diego, Research Medical sponsored an international symposium on minimally invasive surgical techniques.

  There are two emerging segments of the minimally invasive heart surgery arena. The first involves operating on a non-beating heart through a variety of small holes in the chest walls, while placing the patient on life support. The second segment involves removing a small section of rib and operating on a beating heart. In this segment, the patient is not placed on life support. At the April symposium, Research Medical announced its intentions to enter the minimally invasive surgery arena with an array of new disposable products that would enable surgeons to better perform these difficult surgeries in both the beating heart and non-beating heart segments.

  Perhaps the most important of these new products involves a patent-pending system consisting of four balloon and non-balloon catheter devices which place the patient on life support, stop the heart from beating, and deliver cardioplegia to preserve the heart muscle. This system facilitates the isolation of the heart from the whole body for performing minimally invasive cardiac bypass surgery. Other minimally invasive cardiac bypass surgery products include the VisufloTM with Fiber Optic Light Source for clearing blood from the surgical sight, several blood-shunting devices to move the patient's blood around the surgical sight, and a heart elevator intended to isolate and stabilize the surgical area. As these are 510(k) type devices, it is estimated that these products will be introduced to market throughout the next twelve months.

  BiofilterTM Hemoconcentrator:
  In June 1995 the Company signed an exclusive license agreement with Althin Medical, a leading manufacturer of blood filtration dialysis devices, to distribute a newly developed cardiovascular hemoconcentrator. A hemoconcentrator is a disposable device filled with hollow fibers which filter the patient's blood during and after bypass surgery and remove excess fluids. These fluids can accumulate due to the administration of heart muscle preservation cardioplegia solutions, bypass circuit priming and intravenous solutions. If not removed, these fluids can cause post-operative stress on a patient's heart. The BiofilterTM was introduced in the United States during the third fiscal quarter of 1996 (February
  1996). Sales of the device exceeded $500,000 in Fiscal 1996, and the Company anticipates sales of the BiofilterTM to increase in Fiscal 1997. International sales of the BiofilterTM are expected to begin sometime in the second half of Fiscal 1997.

  Vascular Products:
  In February 1995, Research Medical purchased Imodex, a silicone catheter manufacturing company, which provided Research with a new line of balloon shunts for carotid artery surgery (endarterectomy) procedures to remove plaque build-up in the neck. Shortly before the Imodex purchase, an independent study by the National Institute of Neurological Disorders and Stroke published interim results of a nationwide, randomized controlled clinical study for patients undergoing carotid endarterectomy. Findings indicated there was a relative risk reduction from stroke of 55 percent when using the carotid endarterectomy procedure for patients with vascular blockages of 60 percent or greater.

  Subsequently, the Company also internally developed and introduced a line of non-balloon shunts and latex balloon shunts, making Research Medical the only company to provide a full line of shunts, both balloon and non-balloon models, for use in endarterectomy procedures. In Fiscal 1996 sales of the Company's shunt products grew by approximately 32 percent to about $500,000 and are expected to grow faster than the corporate norm again in 1997 given the wider and more comprehensive range of shunts available.

  In June 1996 Research Medical announced its intention to market a new vascular product, an embolectomy catheter with viewing lens and a fluid irrigation lumen, for use in removing large blood clots (embolectomies) from the legs, arms and other peripheral blood vessels. The product will be introduced first in international markets while 510(k) applications are pending in the U.S. The Company anticipates U.S. introduction sometime in the second half of Fiscal 1997. For the first time, surgeons are able to cost-effectively view the interior of a blood vessel to determine if the entire embolus has been removed and to determine if further surgery is needed.

  The Company anticipates introduction of a complete line of vascular products during the second half of Fiscal 1997, including a line of thrombectomy catheters, irrigation catheters and perfusion catheters for treatment of peripheral vascular blockages, in addition to the embolectomy catheters.

  Autologous Fibrinogen Delivery Kit (AFD):
  The Autologous Fibrinogen Delivery Kit is being developed in order to address surgeons' concerns about using donor blood components in procedures requiring the formation of blood clots to seal off small blood vessels and stop excessive bleeding in the surgical field. The AFD Kit enables the surgical team to secure an amount of the patient's own blood in the operating room just prior to surgery and extract the fibrinogen-rich plasma. When placed in a special, dual-barreled syringe and combined at the tip with commercially available thrombin, which is provided in the Kit, a blood clot results almost immediately. Post-operative bleeding is a serious condition of many surgical patients, in some cases requiring large drainage tubes, blood transfusions and lengthy hospital stays.

  The potential markets for the AFD Kit include open-heart bypass surgery patients, plastic surgery patients, burn patients, as well as surgeries for the brain, liver, spleen, kidneys and hip replacement. Modifications have been made to the AFD Kit during the initial international market test last Fall, and the product is expected to be reintroduced internationally in the first half of Fiscal 1997. In June 1996, a pilot study of 10-12 burn patients was begun at The State University of New York at Stony Brook in order to prove efficacy of the clotting mechanism. The Company expects additional clinical studies in the U.S. to be needed prior to FDA authorization to market.

  Heparin Removal Device (HRD):
  The Heparin Removal Device has been developed within the Company as a response to a clinical need to remove heparin, an anti-clotting agent, from a patient's blood following open-heart surgery. Every bypass surgery patient is administered large amounts of heparin prior to surgery to prevent the catheters, tubing and oxygenator/pump equipment from forming blood clots during the procedure. Following surgery, the heparin must be removed or neutralized to prevent extensive post-operative bleeding. The current procedure involves administration of another drug, protamine sulfate, which neutralizes the clotting effects of heparin but does not remove the heparin molecules from the bloodstream.
  Approximately 10% of the world's 750,000 open-heart surgery patients each year suffer some form of adverse reaction to protamine sulfate. These reactions include sudden drop in blood pressure, loss of blood cell components necessary for normal clotting to occur, lung congestion, and fatal allergic reactions.

  Using the Company's selective sorbent technology, a device has been developed which separates the heparin-carrying plasma from the rest of the patient's blood, physically binds with the heparin molecule, and returns the heparin-free plasma to the bloodstream. Animal studies have been conducted at the Cleveland Clinic and the University of Texas at Galveston which verify the efficacy of the heparin removal system in animals. In 1995 the HRD was successfully used on a patient at the University of Texas in an emergency-use procedure after other life-saving techniques failed. The data from this patient was submitted to the FDA as a supplement to its IDE application. Following extensive review by the FDA, the Company hopes to begin human clinical testing sometime in Fiscal 1997.

  Abroad, clinical studies using the HRD in humans are being conducted in two European countries. It is anticipated these studies will conclude in mid-fiscal 1997, with full European marketing to occur in the second half of Fiscal 1997 pending a "CE Mark" which is the European Community product acceptance label.

  Disposable Medical Devices:
  Research Medical has negotiated several patent and technology license agreements with surgeon inventors, university research centers, and others. Several patents have been issued relative to these products and other patents are pending. The Company continues to expand its offerings by adding new devices in each of its major product groups as well as expanding on its existing product base. A discussion of the Company's major product groups follows:

  Cardiovascular Devices:
  Cardiovascular devices are grouped into three major product categories which include cardioplegia catheters and solutions, bypass circuitry catheters and cardiac-assist catheters. The function of each of these product groups is discussed below:

  A. Cardioplegia Catheters and Solutions. Cardioplegia is a technique used to preserve the heart muscle during open-heart surgery. A nutrient-rich solution is infused into the heart muscle via a balloon-tipped, retrograde catheter to slow the heart's metabolism and protect the tissue. Catheters, cardioplegia pressure monitoring sets, infusion kits and heat exchangers are used to infuse and monitor the delivery of the cardioplegia solution. The Company provides a wide array of products to allow surgeons to perform these procedures. The depth and breadth of this product line has enabled the Company to compete effectively in hospital bidding situations in the recently implemented managed care environment. In addition, the Company's patented retrograde balloon-tipped cardioplegia catheter is being modified for use in the new field of minimally invasive heart bypass surgery.

  B. Bypass Circuitry Catheters. These high flow catheters are used to transport a patient's blood to and from the heart/lung bypass machine in an open-heart bypass surgery procedure. One or two venous return catheters are placed into the right atrium of the heart, drawing from both the inferior and superior vena cava, and transporting the patient's blood to the life support system. An aortic arch cannula is placed in the top of the aortic arch and is used to return oxygenated, pumped blood back into the patient's body, thereby bypassing the heart and lungs. Another small device, a vent catheter is often placed within the large portion of the heart muscle to provide drainage to portions of the heart which otherwise may not be properly drained.

  C. Cardiac-Assist Catheters. These devices are used for higher-risk patients including those who have experienced prior open-heart surgeries. The cardiac-assist catheters are inserted into the chest or femoral arteries and veins (groin access) to connect a patient's heart to a bedside cardiac-assist pump either prior to or after surgery, or as a bridge to transplant. The Company has developed femoral access catheters with extremely thin walls and wire reinforcement which have been well received by the market, as their high blood flow rates allow patients to be connected to life support pumps and oxygenators via the relatively small femoral vessels. These devices are being modified to provide patient life support in some of the Company's minimally invasive heart surgery line of products.

  Vascular Devices:
  In 1995 Research Medical established a vascular surgery product line in order to diversify its market participation. The Company has introduced several new products into this division, the most significant thus far being carotid artery shunts, both balloon and non-balloon models, for use in endarterectomy procedures to remove plaque from neck arteries. In Fiscal 1996 development work was completed on a new embolectomy catheter with a viewing lens and irrigation lumen which, for the first time, provides surgeons the ability to view the inside of a peripheral blood vessel following removal of large blood clots. Additional new vascular products are in the Company's development pipeline which are expected to be marketed in the second half of Fiscal 1997.

  Blood Management Products: These products were developed in conjunction with surgeon inventors to facilitate the visualization of the surgical field or suture site by absorbing or dispersing blood and controlling bleeding in arteries and/or vessels. Several products have been developed and marketed in this product segment, including suction wands to remove blood flowing directly into the operating field; the patented VisuFloTM Surgical Site Visualization Wand, which gently blows a stream of moistened, filtered air directly onto the surgical site to remove blood flowing from a severed heart artery; a pericardial sump, which is placed under the heart to suction pooled blood from the pericardium; and the Yacoubian Clamp, a small device used to stop severed arteries from bleeding by gently clamping together the sides of the artery; and the Company's BiofilterTM hemoconcentrator which removes excess fluid from the patient's blood following open-heart surgery. Additional new products in this category will include the Company's Autologous Fibrinogen Delivery Kit and the Heparin Removal Device.

  Pharmaceutical Products:
  Research Medical has an exclusive distribution agreement with a subsidiary of IVAX/McGaw, Inc., Central Admixture Pharmacy Services
  (CAPS) to sell the CAPS customized cardioplegia solutions service to cardiovascular surgeons. This alliance is beneficial to both CAPS and RMI since the custom solutions are sold to the same surgeons which purchase the Company's cardiovascular products. RMI earns a commission on the sale of each unit of the solutions. The addition of this product makes Research Medical the only firm offering a complete package of cardioplegia disposables and solutions.
  The Company's proprietary pharmaceutical product, RIMSO-50(R), is the only FDA-approved drug sold to drug wholesalers, hospitals, pharmacies and directly to urologists for the treatment of interstitial cystitis, a painful bladder disease. The Company also markets Cryoserv(R) mainly to blood banks as a cryopreservative solution for human tissue. Both RIMSO-50(R) and Cryoserv(R) are manufactured at the Company's Tera Pharmaceuticals plant in California, and given their niche exclusivity generate above normal corporate gross margins.

  Private Label Medical Solutions:
  In addition to the Company's RIMSO-50(R) and Cryoserv(R) products, Tera Pharmaceuticals also manufactures and sells a wide range of medical solutions such as eye washes and skin neutralizers to other companies under private label. Sales of such products have increased recently, and are projected to increase again in 1997 as there are relatively few competitive vendors for short run, low volume sterile specialty solutions. As no contractual arrangements exist with customers, revenues may fluctuate from time to time.

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

  Total consolidated research and development expenditures were approximately $1,731,000 in 1996, $1,264,000 in 1995 and $801,000 in
  1994. The Company believes that a sizable ongoing commitment to research and development is critical to its continuing success in the health care business. The total dollars spent on product development continued to increase in 1996 due to new product developments in the Vascular, Minimally Invasive Surgery and Blood Management areas including human clinical trials on the Autologous Fibrinogen Delivery Kit and the Heparin Removal Device. Additionally, the Company continued and increased its investment in the development of process technology for the fabrication of thin-walled catheters and balloons required by these new products.
  The Company also invested in several line extensions and upgrades of its existing major product lines and its newer lines of stroke shunt and embolectomy vascular devices.

  Health Care Environment:
  In the current health care environment, hospitals are continuing to scrutinize their operating costs and purchasing practices. The environment has increased the frequency of hospitals trying to bundle products together for competitive bidding to reduce the overall costs of supplies. The Company has invested to significantly broaden its product lines and formed certain strategic alliances and distribution partnerships to improve its capability to meet competitive bidding situations.

  As a result of these purchasing trends, the Company's ability to control costs and supply hospitals with products that are cost-effective and responsive to specialized user needs will be important to its continued success. The Company continues to make investments in production improvements to lower product costs in the face of the managed care environment.

  Methods of Distribution:
  Domestic Cardiovascular, Vascular and Blood Management products are distributed through independent domestic sales representatives and dealer organizations, with representation by approximately 65 sales people and managers. The Company also has five direct sales people. In addition, these direct and dealer sales people are managed, motivated and trained by seven regional RMI sales managers who report to the senior vice president of the Customer Satisfaction Group. The Company intends to add additional direct sales staff in the coming year. The Company has been successful in developing relationships with cardiovascular distributors in most major foreign markets, including Europe, the Far East and Australia, which are managed directly by two of the seven regional managers.

  The Company's FDA-approved pharmaceutical, RIMSO-50O as well as CryoservO , are marketed to urologists and other physicians primarily through trade publications, and are sold directly by the Company to doctors, pharmacies, hospitals, and distributors with no direct or dealer sales force expenses. Tera's private label sterile solutions are sold directly to the customers contracting with Tera for its services, and basically involve OEM business relationships.

  Raw Materials:
  Raw materials essential to the Company's business are purchased in the ordinary course of business from numerous suppliers. The majority of these materials are generally available, and no serious shortages or delays have been encountered. Certain raw materials used in producing some of the Company's products can be obtained only from a small number of suppliers. In some of these situations, the Company has long-term supply contracts with such suppliers, although it does not consider its obligations under such contracts to be material. Prolonged interruptions in the supply of raw materials or intermediate products could have a materially adverse effect on the Company's operations.

  Patents and Trademarks:
  The Company owns a number of patents and trademarks and is licensed under patents owned by others. The Company seeks patents on new products whenever feasible. However, the Company's success will depend in part on its ability to obtain patents on current or future products or process technologies, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others. The Company also has licenses or ownership rights to certain other U.S. and foreign patent and patent applications. There can be no assurance that patents, U.S. or foreign, will be obtained, or that, if issued or licensed to the Company, they will be enforceable or will provide substantial protection from competition or be of commercial benefit to the Company or that the Company will possess the financial resources necessary to enforce or defend any of its patent rights. The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology and distribution licenses upon which certain of the Company's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or determine the scope and validity of such rights. If any of the Company's products are found to infringe upon patents or other rights owned by third parties, the Company could be required to obtain a license to continue to manufacture or market such products. There can be no assurance that licenses to such patents rights would be made available to the Company on commercially reasonable terms, if at all. If the Company does not obtain such licenses, it could encounter delays in marketing affected products while it attempts to design around such patents or it could find that the development, manufacture or sale of products requiring such licenses is not possible. The Company currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that the patents underlying such licenses will be valid and enforceable. Products manufactured by the Company are sold primarily under its own trademarks and trade names.

  Competitive and Technological Risk
  While reliable comparative figures are not available, the Company believes that it is a significant and growing factor in the manufacture and distribution of products in the markets in which it competes. Although no single company competes with the Company in all of its product lines, the Company is faced with competition in all of its markets.

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

  Earlier reductions in hospital activity have led to increased competition among health care suppliers. Competition is now increasingly focused on price, service and product performance. Although pressure in these areas is expected to continue, the specialized nature of many of the Company's products will continue to mitigate such pressure.

  The Company has sought continually to lower its costs to meet increased price competition and improve its profit margins. The Company believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. The Company continues to emphasize product service and quality.

  Credit and Working Capital Practices:
  The Company's credit practices and related working capital needs are comparable to its competitors'. In some cases, particularly for operations outside the United States, industry practice dictates extended payment terms, which in the aggregate, do not have a material effect on the Company's working capital requirements. Customers may return defective merchandise for credit or replacement; however, such returns have not been significant.

  Quality Assurance:
  The Company places an emphasis on providing the highest quality products to its customers. Quality systems, including control procedures that are developed and implemented by trained professionals, result in rigid specifications for raw materials, packaging materials, labels, sterilization procedures, overall manufacturing process control and finished goods products. The Company's Quality Assurance staff tests components and finished goods at different stages in the manufacturing process to assure that exacting standards are met.

  In November 1995 the Company launched an aggressive initiative to expand the current quality system to meet the requirements of, and become certified to ISO-9001 and EN 46001. A new Quality Policy manual and the supporting operational procedures have been prepared, approved, released, and are being implemented and audited in preparation for third party certification in November 1996. ISO certification will be required to sell medical devices in the European Community after June 30, 1998.

  Regulatory Environment and the FDA:
  Products manufactured or sold by the Company in the United States are subject to regulation by the Food and Drug Administration (FDA), as well as by other federal and state agencies. The FDA's approval process for new drugs and devices is complex and often requires long-term and sustained investment with no reliable basis for predicting the FDA's eventual decision regarding market approval nor how long the approval process may continue. Recent federal policy changes have made this process more expensive and time consuming. The FDA has the power to seize adulterated or misbranded drugs and devices or to require the manufacturer to remove them from the market and the power to publicize relevant facts. The cost of such recalls could be significant in a given financial period.

  Recent political and regulatory changes and uncertainties relating to the health care industry may affect both the underlying demand for health care products and the pricing of such products, as well as the cost of new product development.

  The Company has complied with applicable regulatory requirements concerning environmental quality and has made, and expects to continue to make, the necessary capital expenditures for environmental protection.
  It is anticipated that future environmental expenditures will not materially affect earnings or the Company's competitive position.

  Product Liability:
  The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technologies or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company currently has product liability insurance; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to fully cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not materially and adversely affect the business or financial condition of the Company.

  Volatility of Company Stock Price; Absence of Dividends:
  The market prices for securities of emerging companies, including the Company, have historically been highly volatile. Future announcements concerning the Company or its competitors may have a significant impact on the market price of the Company's common stock. Such an announcement might include financial results, the results of product testing, technological innovations, new commercial products, governmental regulations, developments concerning proprietary rights, litigation or public concern as to safety of the Company's products. No dividends have been paid on the Company's common stock to date, and the Company does not anticipate paying cash dividends in the foreseeable future.

  REAL ESTATE ACTIVITIES
  The Company has investments in real estate which it holds for resale which continue to diminish. The Company does not intend to extensively develop these properties. The Company may make certain improvements, such as roads and underground utilities, in order to sell certain parcels of this real estate. The Company intends to orderly liquidate these assets and use the proceeds to expand the health care segment of the business as it has done in prior years. Historically, the profits from real estate sales were used to offset the losses generated from the start-up of the health care segment, and the funds generated were used to help fund health care research and development or reduce debt. The Company believes that it will not have to rely in the future on profits and funding from real estate transactions because of positive earnings and cash flows generated from health care operations. The Company's real estate holdings at June 30, 1996 are included below under "Item 2:
  Properties".



  Competition:
  The real estate market is highly competitive and there are many alternative properties available in competition to the properties owned by the Company. The Company believes its major advantage in the market is the prime location of some of the Company's properties.

  Real Estate Environment:
  Real estate activity is highly sensitive to fluctuations in interest rates and to the economic health of the areas in which the properties are located. Generally, the Company's real estate activities are focused in the metropolitan Salt Lake City, Utah market. A downturn in the local real estate market, should it occur, could impair the Company's ability to generate future earnings from real estate. Moreover, such a downturn may adversely effect payments due the Company under obligations associated with real estate note and contracts receivable.

  GENERAL
  The Company is not dependent on a single or a few customers and loss of any one or more customers would not materially affect the operations of the Company.

  As of June 30, 1996, the Company employed 277 people.

  Generally, the business of the Company is not seasonal, although health care sales decline somewhat in summer months due to patient and surgeon vacations.

  The Company does not have a significant backlog of unshipped orders as products are generally manufactured in sufficient quantities to make shipments as orders are received.

  Forward-Looking Statements:
  Any statements made by the Company in this document that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers of this document are cautioned that forward-looking statements involve risk and uncertainties which may affect the Company's business prospects and performance. This includes economic, competitive, governmental, technological, and other factors discussed in this document, the accompanying Annual Report, and previous filings with the Securities and Exchange Commission.

(D)
  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES
All of the Company's sales for the past three years have been in the United States except for foreign sales of approximately $8,186,000 in 1996, $6,744,000 in 1995 and $4,619,000 in 1994. There are no identifiable foreign assets.

International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import and export restrictions, nationalization, expropriation and other governmental action.

ITEM 2:

       PROPERTIES

The Company owns the following properties:

Available for sale:
       4 acres of commercial land--Ogden, Utah.
       1 acre of commercial land--Mesa, Arizona

Warehouse and office space
       2 buildings--Midvale, Utah

Future Plant Expansion
       2 acres --Midvale , Utah

The Company leases two additional manufacturing and warehouse facilities in Midvale, Utah, under a short-term leases with options to purchase. One of the facilities also serves as the Company's corporate offices. The Company leases Tera's manufacturing facilities in Buena Park, California under a short-term lease with an option to purchase.


ITEM 3:

       LEGAL PROCEEDINGS

See page 28 for section entitled "Commitments and Contingencies".


ITEM 4:SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                  PART II

ITEM 5:

       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol `RMED''. The low and high sales prices of the Company's Common Stock as quoted on the NASDAQ Monthly Statistical Report during 1996 and 1995 were as follows:

                          Fiscal         Fiscal
                           1996           1995

                         Low     High    Low    High
   Three months ended:
   September 30          21 7/8  30 1/2  7 3/4  11 3/4

   December 31           22 1/4  30 1/8  10 7/8 14 3/4

   March 31              16 3/4  27 1/2  13     18 5/8

   June 30               19 7/8  26 1/8  16 1/8 23 1/4


There were approximately 1,200 common stockholders of record as of September 9, 1996. Approximately 88% of the Company's outstanding shares are held by nominees who hold the shares for many additional shareholders.

ITEM 6:  SELECTED FINANCIAL DATA

This summary should be read in conjunction with the related consolidated financial statements and notes thereto.

(In thousands except per    1996     1995    1994      1993    1992
share data)
Revenues                  $40,030  $34,02  $27,499   $22,764 $17,568
Cost of sales              17,118   14,953  12,922     9,312   6,978
Net income before
cumulative effect           9,147    7,445   5,764     5,204   4,115
Net income                  9,147    7,445   5,764     4,935   4,115

Earnings per share
before cumulative
effect                        .96      .81      .62      .57      .44
Earnings per share            .96      .81      .62      .54      .44
Fully-diluted
earnings per share            .93      .77
Total assets               58,972   46,545  38,600    31,753  25,185

Long-term debt, less           72      172      272      375      ---
current portion

QUARTERLY RESULTS OF OPERATIONS
                                    Three Months Ended

(In thousands          September   December   March      June
except per             30          31         31         30
share data)

1996
Revenues               $8,837     $9,756    $11,683     $9,754

Cost of sales           3,786      4,191      5,684      3,457
Income before
income taxes            3,044      3,298      3,791      4,086
Net income              1,949      2,138      2,444      2,616
Earnings per share        .20        .22        .26        .27
Fully-diluted
earnings per share        .20        .22        .25        .26

1995
Revenues               $7,254      $7,394      $9,803      $9,574
Cost of sales           3,300      2,886      4,841      3,926
Income before           2,310      2,630      2,978      3,642
income taxes
Net income              1,480      1,680      1,913      2,372
Earnings per share        .16        .18        .21        .26
Fully-diluted
earnings per share        .16        .18        .20        .24




ITEM 7:MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS

       OF OPERATIONS

CONSOLIDATED OPERATING HIGHLIGHTS
Research Medical, Inc. achieved record earnings in 1996 of $9,146,955 compared to earnings of $7,445,005 in 1995 and $5,763,638 in 1994.
Earnings per share were $.96 in 1996, $.81 in 1995 and $.62 in 1994 resulting in growth rates of 19%, 31% and 15% for the three years, respectively. Fully diluted earnings per share were $.93 for 1996 compared to $.77 per share for 1995. Total revenues increased from $27,498,806 in 1994 to $34,024,404 in 1995 and $40,030,316 in 1996, which represent growth rates of 21%, 24% and 18% over those same three years. Total revenue growth rates include real estate sales in the years presented.
  Selling, general and administrative expenses (SG&A) were $7,608,329, $6,726,535 and $5,495,435 for 1996, 1995 and 1994, representing 23%, 23%
and 25% of health care sales for each of the respective years. SG&A has been compared only against health care revenues since there are substantially no such costs charged against real estate operations and the nature of real estate sales can result in unusual fluctuations in ratios that are difficult to understand if SG&A is compared against total revenues. The growth in SG&A of 13% is lower than health care revenue growth for fiscal 1996 of 16% providing positive operating leverage for the year. Increases in SG&A for the year are primarily attributed to direct selling-related costs, amortization costs related to acquired technologies and compensation-related costs.
  Interest income increased over 1995 due to an increase in the Company's invested assets. Interest expense increased during the year as the Company used its line of credit to pay certain short term obligations rather than using its invested funds. This decision was based on a comparison of after-tax yields on investments, which are typically held-to-maturity, as compared to the cost of the debt as well as non-financial considerations.
  Federal and state income taxes have increased in each of the three years presented in the financial statements. As anticipated, the effective income tax rate has increased from approximately 34% in 1994 to approximately 36% in 1995 and 1996. This rate is still below the combined statutory federal and state rates as a result of investments in municipal tax-free bonds and the use of a foreign sales corporation to reduce taxes paid on the portion of income from foreign sales. Management anticipates that the effective tax rate may increase slightly in 1997 as its level of taxable income approaches the federal 35% tax bracket and tax-free interest becomes a smaller portion of total pre-tax income.

HEALTH CARE OPERATIONS
Health care sales: Net health care sales were $33,312,062 in 1996 compared to $28,636,915 in 1995 and $22,361,944 in 1994, which represent increases of 16%, 28% and 13%, respectively. Medical device and solution sales increased by 19% in 1996 compared to 32% in 1995 and 14% in 1994, proprietary pharmaceuticals by 16% in 1996 compared to an increase of 15% in 1995 and a decrease of 3% in 1994 and sterile solution products decreased 7% in 1996 compared to increases of 16% and 32% in 1995 and 1994. The growth in medical device and solution revenues reflects an increase in domestic and international open-heart surgeries as well as market share gains for bypass circuitry cannulae, balloon cardioplegia delivery catheters, cardiac-assist devices and the introduction of new blood management and vascular products. Health care disposable device sales, excluding proprietary pharmaceuticals and sterile solutions, grew by 19% in 1996 to $29.3 million from 22.1 million in 1995 with gains realized in every product segment. Sales of the Company's Cardioplegia products grew by 18%, Bypass Circuitry devices were up 15%, Cardiac-Assist devices grew 18%, Blood Management products were up 92%, and Vascular Shunts were up 71%. The Company has new products in various stages of development and approval which it believes will contribute to sales growth in the future. Management also believes that it will continue to experience growth in the sales of its existing medical device and solution products.
  After a slight decline in proprietary pharmaceutical product sales in 1994, the Company experienced both an increase in units and price of these products. The Company is pleased to see continued improvement in the sale of these mature products. Sterile solution sales are directly attributable to OEM customer orders which have been higher during the current year, enhanced by the addition of new OEM products.
  Although the Company does not have foreign operations, it does sell to distributors and other customers in foreign markets. Sales in foreign markets increased by approximately $1,442,000 in 1996 to $8,186,000, and represented approximately 25% of health care sales in 1996 compared to 24% in 1995 and 21% in 1994.
  Earnings per share contributed by health care operations for 1996, 1995 and 1994 were $.79, $.70 and $.54, respectively, reflecting earnings growth rates of 13%, 30% and 17%.

Gross margins: Gross margins, although slightly higher in 1996, were reported as 61% for both 1996 and 1995. This increase is reflective of cost improvements made during the past year as a result of continuing investment in the dip-molding manufacturing facility and commissions earned from solution sales for CAPS. This increase occurred despite the increase in foreign sales which generally carry lower margins due to product discounting required to compete in foreign markets.
  Gross margins increased to 61% in 1995 from 60% in 1994. This increase is reflective of cost improvements made during the past year as a result of the new dip-molding manufacturing facility and commissions earned from solution sales for CAPS. Management is not aware of any impending events which would cause gross margins to significantly decline and believes that there are future opportunities for improvement in gross margins with certain of its new products, as well as improvements due to manufacturing cost reductions. However, the managed care environment in health care is generally placing a downward pressure on providers' prices.(see Risk Factors)

Selling, General and Administrative Expenses: SG&A costs are discussed in the consolidated operating highlights since direct SG&A costs related to real estate are insignificant, which makes the allocation of corporate SG&A costs between health care and real estate arbitrary, impractical and difficult for investors to understand. Management believes the comparison of total SG&A costs provides the investor with a better understanding of its efforts to control costs and yet provide the Company with the necessary infrastructure to continue its growth.

Research and Development Costs: The Company continues to invest resources into research and product development to introduce products into the marketplace. Royalty costs, which in many respects represent the cost of acquired research and development technologies, are recorded as a component of cost of sales. All R&D expenses relate to the health care segment. These expenditures were $1,730,623 in 1996, $1,263,561 in 1995 and $801,420 in 1994. The increase of 37% from 1995 reflects the Company's continued commitment to the Heparin Removal Device and Autologous Fibrinogen Delivery Kit projects. R&D expenditures were 58% higher in 1995 than 1994 due principally to these same projects. In addition to costs for the heparin removal device, and autologous fibrinogen delivery kit, R&D includes the costs for developing new products including minimally invasive surgical products as well as extensions of existing product lines in its core businesses. The Company has several projects in various stages of testing and regulatory approval, including new vascular and minimally invasive cardiac surgery catheters.

REAL ESTATE OPERATIONS
  The Company has a small real estate portfolio remaining from its earlier years of operations. In past years this portfolio was used to help finance the Company's start-up of health care operations. The Company continues to divest these assets as reasonable offers are received and anticipates significantly reduced levels of activity in fiscal year 1997.
  Real estate sales are comprised of the sale of commercial and residential properties, leasing revenue from leased properties (through September 30,
1993) and interest income on real estate contracts.   Total real estate
revenues can fluctuate significantly from year to year based on the parcels of property sold. Real estate revenue increased from approximately $5,137,000 in 1994 to $5,387,000 in 1995 and $6,718,000 in 1996 resulting from continued activity in the local real estate market.
  Gross margin on real estate fluctuated from 22% in 1994 to 30% in 1995 and 38% in 1996. The gross margins are reflective of the Company's cost basis in the specific properties sold and the related selling prices. The gross margins, therefore, may vary significantly between specific pieces of property.



FINANCIAL CONDITION
The strength of the Company's balance sheet continued to improve during fiscal 1996. The following key measurements are indicative of the excellent liquidity and strong financial position of the Company:

(In thousands              1996      1995       1994
except ratios)

Cash and
investments             $13,261   $ 8,500    $ 9,915

Working capital          29,805    23,525     13,816

Cash flow from
operations                5,183     1,143      4,993
Shareholders'
equity                   56,323    43,852     34,467
Current ratio              15:1      13:1        5:1


Cash and investments increased from June 30, 1995 by approximately $4.8 million. This increase is due to increased net income as well as the conversion of real estate contracts into mortgage-backed securities. Working capital improved from increases in cash and investments, accounts receivable and inventories due to an increase in health care activity as well as an increase in notes receivable from higher levels of real estate activities.
  Cash generated from operations increased primarily from higher income levels. Internally generated funds have been and are expected to continue to be sufficient to meet working capital needs and future capital expenditures.
  Inventories increased by approximately $2.7 million or 33% from June 30, 1995. Raw materials increased by approximately $368,000 million due primarily to the increase in health care sales. The increase in work-in-process of approximately $740,000 is related to increased production levels at the end of the year and new product introductions. Finished goods increased by approximately $1.6 million. Of this amount, $1.0 million relates to the new vascular products and the new Biofilter as well as increased stocking levels of RetroplegiaTM, the Company's largest selling product, with the remaining increase due to overall increase in health care activity.
  Accounts receivable increased $2.9 million from 1995 reflecting higher sales and increased foreign sales which typically carry longer than standard payment terms.
  Land held for resale decreased as a result of the property sales during the year.
  There have been no other significant changes in capitalization or financial status during the past three years that are not reflected in the financial statements. As of June 30, 1996, the Company had not entered into any material commitments for capital expenditures.




ITEM 8:FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following constitutes a list of Financial Statements included in Part II of this report:
   Independent Auditors' Report
   Consolidated balance sheets - June 30, 1996 and 1995
   Consolidated statements of income - Years ended June 30, 1996, 1995 and
1994
   Consolidated statements of shareholders' equity - Years ended June 30, 1996, 1995 and 1994
   Consolidated statements of cash flows - Years ended June 30, 1996, 1995 and 1994
   Notes to consolidated financial statements

The following constitutes a list of Financial Statement Schedules included in Part IV of this report:
   Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                       Independent Auditors' Report





We have audited the consolidated balance sheets of Research Medical, Inc. and subsidiaries as of June 30, 1996 and 1995 and the consolidated accompanying statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of June 30, 1996 and for the three years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Research Medical, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP


Salt Lake City, Utah
August 7, 1996

RESEARCH MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                        June 30,

                                                    1996         1995
ASSETS

CURRENT ASSETS
 Cash and equivalents                            $3,204,283   $2,093,326
 Short-term investments                           4,524,164    3,923,055
Accounts receivable (less allowances
  for doubtful accounts of $534,000 in            9,029,916    6,118,031
  1996 and $275,000 in 1995)
 Current portion of notes receivable              3,002,652    3,931,583
 Inventories                                     10,747,006    8,084,838
 Prepaid expenses                                   942,851    1,006,990
 Deferred tax asset                                 475,500      401,300

TOTAL CURRENT ASSETS                             31,926,372   25,559,123

LAND HELD FOR RESALE                                906,728    2,314,924
PROPERTY AND EQUIPMENT                            9,602,584    7,949,774
LONG-TERM INVESTMENTS                             5,532,410    2,483,277
NOTES RECEIVABLE, less current portion            8,404,073    5,586,078
PATENTS AND LICENSES                              2,599,834    2,651,516


                                                $58,972,001  $46,544,692


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                               $   703,052  $   913,330
 Income taxes payable                               514,259      103,260
 Accrued payroll, commissions and                   572,680      746,005
royalties
 Other accrued expenses                             231,809      171,415
 Current portion of long-term debt                   99,996       99,996
TOTAL CURRENT LIABILITIES                         2,121,796    2,034,006

LONG-TERM DEBT, less current portion                 72,434      172,430

DEFERRED INCOME TAXES                               455,000      485,800

SHAREHOLDERS' EQUITY
Common Stock, par value $.50 per share;
authorized 20,000,000 shares, issued and
outstanding 9,626,825 shares in 1996 and
9,407,634 shares in 1995                          4,849,907    4,759,846
Additional paid-in capital                     12,297,297    9,391,071
Retained earnings                              39,768,559   30,621,604
Treasury stock, at cost, 72,989 shares
in 1996 and 112,058 shares in 1995                (592,992)    (920,065)

                                                 56,322,771   43,852,456


                                                $58,972,001  $46,544,692



The accompanying notes are an integral part of the consolidated financial statements.

RESEARCH MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended June 30,

                                          1996        1995        1994
REVENUES
 Health care                         $33,312,062 $28,636,915  $22,361,944
 Real estate                           6,718,254   5,387,489    5,136,862

                                      40,030,316  34,024,404   27,498,806
COSTS AND EXPENSES
 Cost of health care sales            12,941,056  11,194,747    8,928,103
 Real estate transaction costs         4,177,102   3,757,833    3,993,694
 Selling, general and                  7,608,329   6,726,535    5,495,435
administrative
 Research and development              1,730,623   1,263,561      801,420

                                      26,457,110  22,942,676   19,218,652


OPERATING INCOME                      13,573,206  11,081,728    8,280,154

OTHER INCOME (EXPENSE)
 Interest expense                       (70,784)    (56,190)     (35,954)
 Interest income and other               719,533     534,467      549,438

                                         648,749     478,277      513,484


INCOME BEFORE INCOME TAXES            14,221,955  11,560,005    8,793,638

INCOME TAX EXPENSE                     5,075,000   4,115,000    3,030,000


NET INCOME                           $ 9,146,955 $ 7,445,005  $ 5,763,638



EARNINGS PER  SHARE                        $ .96       $ .81        $ .62
WEIGHTED AVERAGE SHARES OUTSTANDING    9,544,000   9,244,000    9,271,000



FULLY DILUTED EARNINGS PER  SHARE          $ .93       $ .77



FULLY-DILUTED WEIGHTED AVERAGE         9,871,000   9,639,000
SHARES OUTSTANDING




The accompanying notes are an integral part of the consolidated financial statements.

RESEARCH MEDICAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                            Additional
                      Common    Stock        Paid-in      Retained     Treasury

                     Shares      Amount      Capital      Earnings      Stock        Total

Balance at July    9,257,066   $4,628,534   $7,174,879  $17,412,961               $29,216,374
  1, 1993

 Issuance of
  stock through     80,617         40,308      501,799                                542,107
  employee
  benefit plans
 Income tax
  benefit from                                  56,441                                 56,441
  exercise of
  non-qualified
  stock options
 Treasury stock    (131,000)                                         (1,111,109)  (1,111,109)
  purchased
 Net income                                               5,763,638                 5,763,638

Balance at June    9,206,683    4,668,842    7,733,119   23,176,599  (1,111,109)   34,467,451
  30, 1994

 Exercise of       182,009         91,004      838,680                                929,684
  stock options
 Income tax
  benefit from                                 727,481                                727,481
  exercise of
  non-qualified
  stock options
 Treasury stock    (40,000)                                            (337,500)    (337,500)
  purchased
 Treasury stock     58,942                      91,791                   528,544      620,335
  issued
 Net income                                               7,445,005                 7,445,005


Balance at June    9,407,634    4,759,846    9,391,071   30,621,604    (920,065)   43,852,456
  30, 1995

 Exercise of       180,122         90,061    1,478,872                              1,568,933
  stock options
 Income tax
  benefit from                               1,110,001                              1,110,001
  exercise of
  non-qualified
  stock options
 Treasury stock     39,069                     317,353                   327,073      644,426
  issued
 Net income                                               9,146,955                 9,146,955


BALANCE AT JUNE    9,626,825   $4,849,907  $12,297,297  $39,768,559   $(592,992)  $56,322,771
  30, 1996


The accompanying notes are an integral part of the consolidated financial statements.


RESEARCH MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  Year Ended June 30,

                                              1996         1995         1994


OPERATING ACTIVITIES
 Net income                               $9,146,955   $7,445,005    $5,763,638
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation and amortization            1,291,046      978,927       841,565
  Deferred income taxes                    (105,000)    (120,000)     (352,000)
  Income tax benefit from exercise         1,110,001      727,481        56,441
   non-qualified stock options
  Gain on property exchange                                           (361,227)
  Changes in operating assets and
  liabilities:
   Accounts receivable                   (2,911,885)    (341,476)     (303,110)
   Notes receivable                      (2,084,002)  (1,960,996)   (3,072,293)
   Inventories                           (2,662,168)  (3,508,217)     (488,151)
   Land held for resale                    1,408,196    1,177,692     2,371,357
   Other assets                             (97,769)  (2,000,346)   (1,147,024)
   Current liabilities                        87,790  (1,254,769)     1,684,144


NET CASH PROVIDED BY OPERATING             5,183,164    1,143,301     4,993,340
ACTIVITIES

INVESTING ACTIVITIES
 Net change in investments               (3,650,242)      714,848   (2,367,874)
 Issuance of investment notes              (171,436)                  (895,000)
receivable
 Repayments from investment notes            366,373       74,014        59,463
receivable
 Purchase of property and equipment      (2,730,265)  (3,745,452)   (2,131,291)


NET CASH USED IN INVESTING               (6,185,570)  (2,956,590)   (5,334,702)
ACTIVITIES

FINANCING ACTIVITIES
 Proceeds from long-term debt                                           261,707
 Repayment of long-term debt                (99,996)     (99,996)     (364,286)
 Purchase of treasury stock                             (337,500)   (1,111,109)
 Sale of treasury stock                      644,426      620,335
 Proceeds from sale of Common Stock        1,568,933      929,684       542,107


NET CASH PROVIDED BY (USED IN)             2,113,363    1,112,523     (671,581)
FINANCING ACTIVITIES


DECREASE IN CASH AND EQUIVALENTS           1,110,957    (700,766)   (1,012,943)

  Cash and Equivalents at Beginning        2,093,326    2,794,092     3,807,035
of Period


CASH AND EQUIVALENTS AT END OF            $3,204,283   $2,093,326    $2,794,092
PERIOD





The accompanying notes are an integral part of the consolidated financial statements.


RESEARCH MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Research Medical, Inc. and subsidiaries (the Company) after elimination of all significant intercompany accounts and transactions.

NATURE OF BUSINESS: The Company develops, manufactures and sells disposable medical products focusing on specialized cardiovascular, vascular, and blood management devices and specialty pharmaceuticals to hospitals, distributors and other medical-related facilities throughout the United States and certain foreign countries. The Company also sells and leases real estate in Utah.

CASH EQUIVALENTS: The Company considers cash equivalents to be all highly liquid investments with maturities of three months or less when purchased.

INVESTMENTS: Short and long-term investments at June 30, 1996 and 1995 consist of a diversified portfolio of municipal, tax-free, triple-A rated bonds and U.S. Treasury securities, as well as mortgaged-backed securities at June 30, 1996, which management intends to hold to maturity. These "held-to-maturity" investments are recorded at amortized cost in accordance with requirements of Statement of Financial Accounting Standards No. 115. Investments with maturities of less than one year are classified as short-term. The amortized cost of investments approximated market value at the respective year ends.

INVENTORIES: Inventories, consisting primarily of health care products, are stated at the lower of standard cost (which approximates the first-in, first-out basis) or market.

LAND HELD FOR RESALE: Land held for resale consisting of commercial and industrial land is stated at the lower of accumulated cost or net realizable value.

PROPERTY AND EQUIPMENT: Property and equipment consists of land, production facilities and equipment and is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Depreciable lives range from 3 years to 40 years.

PATENTS AND LICENSES: The costs of acquiring licenses and patents are amortized over their estimated useful lives up to 17 years using the straight-line method. Accumulated amortization was $613,879 and $400,289 at June 30, 1996 and 1995, respectively.

PROFIT RECOGNITION ON SALES OF REAL ESTATE: Profit on sales of land or buildings is recognized under the full accrual method at the time the sale is consummated, provided the buyer has made an adequate initial and continuing investment in the property and the Company has transferred the usual risks and rewards of ownership to the buyer.



INCOME TAXES: The Company accounts for income taxes using the asset and liability method. Under this method, deferred assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE: Earnings per share of Common Stock are computed on the basis of the weighted average shares outstanding plus any common stock equivalents which would arise from the exercise of stock options when material.

USE OF ESTIMATES: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

INVESTMENTS
All of the Company's investments are held-to-maturity as follows:
                                              June 30,

                                          1996         1995


     Municipal bonds                     $6,055,881      $5,905,601
     US government obligations            1,450,693         500,731
     Mortgage-backed securities           2,550,000

                                        $10,056,574      $6,406,332




All securities mature within twenty-four months other than the mortgaged backed securities which mature June 30. 2001. No significant unrealized holding gains or losses existed at the respective year ends.

NOTES RECEIVABLE
Notes receivable were generated from sales of land and other properties which are the security collateral for the receivables. Almost all of the security properties are located in northern Utah and market value of these properties is subject to the local economic conditions. Although unlikely, a down turn in the local real estate market could expose the Company to credit risk as the notes are secured by property only. Notes receivable from a land developer accounted for 48% of total notes receivable in 1996 and 30% in 1995.(The Company also held $2,550,000 in mortgaged-backed securities from the same land developer at June 30, 1996.) Notes receivable also include certain investments made by the Company to increase its investment returns. Periodic payments vary and include interest at rates ranging from 5% to 10% per annum with weighted average interest rates of 7.4% and 7.8% at June 30, 1996 and 1995, respectively. Scheduled principal payments from these receivables for the next five fiscal years are:

               1997   $3,002,652      2000    $2,091,069
               1998      516,761      2001     3,529,606
               1999      486,990


INVENTORIES
                                              June 30,

                                             1996           1995


     Raw materials                       $3,942,306      $3,574,729

     Work-in-process                      1,601,922         861,860

     Finished goods                       5,202,778       3,648,249



                                        $10,747,006      $8,084,838




PROPERTY AND EQUIPMENT
                                                 June 30,

                                          1996         1995

PRODUCTION FACILITIES
Land                                      $402,351       $162,000

Buildings and improvements               3,476,801      2,823,650

Furniture and fixtures                   1,498,368      1,211,674

Machinery and equipment                  7,050,997      5,274,961

Construction work-in-progress            1,122,705      1,348,674


                                        13,551,222     10,820,959

Less accumulated depreciation and        3,948,638      2,871,185
 amortization


TOTAL OPERATING PROPERTIES              $9,602,584     $7,949,774




DEBT
The Company has a note payable to a local bank at a variable interest rate which was 8.75% at June 30, 1996. The note is collateralized by land and a building with a carrying value of $500,000. Future principal payments are $99,996 in fiscal 1997 and $72,434 in fiscal 1998. The Company also has an unused short-term line of credit arrangement with a bank under which it may borrow up to $2,000,000 at a base rate plus .25%. Interest paid was approximately $71,000 in 1996, $56,000 in 1995 and $36,000 in 1994.
Interest in 1996 included borrowings against the line of credit; however, there was nothing borrowed against the line at June 30, 1996.

INCOME TAXES
Significant components of income tax expense from continuing operations are as follows:

                                      Year Ended June 30,

                                  1996        1995        1994

   Current                      $5,180,000      $4,235,000      $3,382,000

   Deferred                       (105,000)       (120,000)       (352,000)

                                $5,075,000     $4,115,000      $3,030,000






Income tax expense computed by applying the statutory federal income tax rate to income before income taxes is reconciled to income tax expense as follows:
                                      Year Ended June 30,

                                  1996        1995        1994

Income tax at federal           $4,835,000  $3,930,000 $2,990,000
statutory rate
State income taxes, net of         471,000     377,000    270,000
federal benefit
Foreign Sales Corporation         (121,000)   (102,000)  (100,000)
 exemption
Tax-free interest                 (125,000)    (97,000)   (99,000)

Other                               15,000       7,000    (31,000)


                                $5,075,000  $4,115,000   $3,030,000




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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                              June 30,

                                          1996        1995


Deferred tax assets:
Receivables and inventories,             $296,200      $180,900
 reserves and allowances
UNICAP Adjustment                          88,400        75,900

Inventories, cumulative effect             87,500       117,900

Other                                      40,000        26,600


                                          512,100       401,300

Deferred tax liabilities:
Property and equipment,                  (491,600)      (384,800)
  depreciation differences
Land held for resale, bases                             (102,000)
differentials

                                         (491,600)      (485,800)


Net Deferred Tax Asset (Liability)        $20,500       $(84,500)




Net Current Deferred Tax Asset            475,500        401,300

Net Non-current Deferred Tax             (455,000)      (485,800)
Liability


Net Deferred Tax Asset (Liability)        $20,500       $(84,500)





Income taxes paid were $3,659,000, $4,047,500 and $3,230,000 in 1996, 1995, and 1994, respectively.

SHAREHOLDERS' EQUITY
The Company has issued stock options to employees, consultants, officers and directors under its Long-Term Equity-Based Incentive Plan, its Non-Employee Director Stock Option and SAR Plan and its 1994 Supplemental Equity-Based Incentive Plan. It has also issued options for restricted stock to certain outside parties in connection with license agreements. All outstanding employee options have been granted at market value on the dates of the grants and are exercisable generally up to ten years from the grant date. Stock option transactions for the three years ended June 30, 1996 are summarized as follows:

                                      Year Ended June 30,

                                1996         1995         1994

Beginning balance            831,652      718,634      620,202
Granted                      165,138      280,977      465,959
Exercised                   (180,105)    (167,959)     (19,000)
Canceled/forfeited          (100,000)          0      (348,527)
Ending balance               716,685      831,652      718,634




Option prices per share:
Exercised during year        $3.75      $3.42      $3.42
                               -          -          -
                            $19.25     $14.63      $8.38

Outstanding at year end      $3.42      $3.42      $3.42
                               -          -          -
                            $22.74      $14.63      $13.00


Of the above options at June 30, 1996, 656,324 were exercisable. Expiration dates for these options range from 1998 to 2006 with a weighted average option price of $11.74. The Long-Term Equity-Based Incentive Plan allows for stock options to be granted each calendar year up to a maximum of .95% of the number of outstanding shares of Common Stock at the beginning of each calendar year. There are 905,729 shares available at June 30, 1996 for granting of future options to employees and others under the supplemental plan and 82,500 shares available for granting options to non-employee directors.

PENSION PLAN
The Company has a tax-deferred, contributory, defined contribution pension plan covering all full-time eligible employees who have completed one year of service with the Company. The Company matches up to two percent of gross salary of the contribution of each participating employee which resulted in pension expense of approximately $86,700 in 1996, $61,400 in 1995 and $48,000 in 1994.

COMMITMENTS AND CONTINGENCIES
The Company acquired the distribution rights to market and sell certain vascular blood flow monitors and sensors, and inventory necessary for initial distribution of the product. When it was determined by the Company that the acquired product did not meet the represented specifications and the manufacturer would not acknowledge or make the required modifications, the Company initiated litigation that alleges among other things breach of contract for which the Company is seeking damages. The defendant has filed a counter claim also seeking damages. Management and the Company's legal counsel intend to vigorously prosecute its claims and defend against the defendant's counterclaims. However, as the legal proceeding is in an early stage, no estimate can be made at this time of the potential outcome or potential loss if any.

The Company is also party to certain other legal actions which have arisen in the ordinary course of business. After consultation with legal counsel, management is of the opinion that none of these matters will have a material effect on the consolidated financial position of the Company.

The Company has noncancellable operating leases for facilities. Future minimum payments under these leases are: $292,000 in 1997 and $36,000 in 1998 through 2001. Rental expense amounted to $354,000, $340,000 and $318,000 for 1996, 1995 and 1994, respectively.

SEGMENTS OF BUSINESS
The Company operates principally in two industries: developing, manufacturing and selling health care products; and selling real estate. The Company has no inter-segment sales. Operating profit represents total revenues less costs and expenses. In computing operating profit, general corporate and interest expenses have not been deducted.

Identifiable assets by industry represent those assets that are used in the Company's operation in each industry. Corporate assets which are not allocated to any segment are principally cash and equivalents, investments and a portion of operating property.
Selected financial data for each of the industry segments in which the Company operates is presented below:

                                       Year Ended June 30,

   (In thousands)             1996      1995     1994
Operating revenues:
 Health care products       $33,312   $28,637   $22,362
 Real estate                  6,718     5,387     5,137
                            $40,030   $34,024   $27,499

Operating income (loss)
 Health care products       $11,751   $10,241    $7,907
 Real estate                  2,541     1,630     1,143
 Not allocated                 (719)     (789)     (770)
                            $13,573   $11,082    $8,280

Identifiable assets:
 Health care products       $32,420   $25,096   $16,789
 Real estate                 10,810     8,889     8,122
 Not allocated               15,742    12,560    13,689
                            $58,972   $46,545   $38,600

Depreciation and
amortization:
 Health care products        $1,291     $979       $825
 Real estate                                         17
                             $1,291     $979       $842

Capital expenditures:
 Health care products        $2,730    $3,745     $2,131
 Real estate
                             $2,730    $3,745     $2,131



Sales to a device distributor accounted for approximately 11% of total revenue in 1996, 1995, and 1994. Sales to a land developer accounted from approximately 10% of total revenue in 1996.

The Company does not currently have any foreign operations; however, it does sell products to distributors in foreign countries. Foreign sales were approximately $8,186,000 in 1996, $6,744,000 in 1995 and $4,619,000 in
1994.

ACCOUNTING STANDARDS NOT YET ADOPTED
In October of 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (`FASB 123''). The Company is required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement encourages all entities to adopt a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees (`APB 25'). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to measure compensation costs in accordance with APB 25 and provide the disclosures required by FASB 123.


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

None



                                  PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:


1. Financial Statements - Included in Part II, Item 8 of this report:


   Independent Auditors' Report

   Consolidated statements of income - Years ended June 30, 1996, 1995 and
1994

   Consolidated balance sheets - June 30, 1996 and 1995

   Consolidated statements of shareholders' equity - Years ended June 30, 1996, 1995 and 1994
   Notes to consolidated financial statements

2. Financial Statement Schedules - included in Part IV of this report are as follows:

   Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits:

  (10)  Material Contracts

     10.1*     Amended and Restated Employment Agreement between Gary
          L. Crocker and Research Medical, Inc. dated November 11, 1983. (Exhibit No. 10.1 to Form 10-K for 1983.)

     10.2*     Research Industries Corporation. Incentive Stock Option Plan
          dated February 10, 1983.  (Exhibit No. 10.2 to Form 10-K for
          1983.)

     10.3*     Research Industries Corporation Non-Statutory Stock Option
          Plan dated July 22, 1985. (Exhibit No. 10.3 to Form 10-K for
          1985.)

     10.4*     Second Employment Agreement between Gary L. Crocker and
          Research Industries Corporation dated October 3, 1986. (Exhibit
          10.4 to Form 10-K for 1987.)

     10.5*     Asset Purchase Agreement between Research Industries
         Corporation, Research Medical, Inc., and Vascular International, Inc. dated April 1,1988. (Exhibit 10.5 to Form 10-K for 1988.)

     10.6*     Royalty Agreement between Research Medical, Inc. and
          Research Industries Corporation dated August 15, 1987.  (Exhibit
          10.6 to Form 10-K for 1988.)

     10.7*     Stock Purchase Agreement between Research Industries
          Corporation and Karissim Corporation dated May 18, 1989. (Exhibit to Form 8-K filed May 26, 1989.)

     10.8*     Plan and Agreement of Reorganization and Merger between
          Research Industries Corporation and Research Medical Acquisition Corporation and Research Medical, Inc. dated July 27, 1990. (Exhibit to Form 8-K filed August 10, 1990.)

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

     10.11*    Fourth Amendment to Second Employment Agreement between Gary
          L. Crocker and Research Industries Corporation dated June 1, 1994. (Exhibit to Form 10-K for 1994.)
     10.12*    ZMI Peripheral Flow Meter/RMI Agreement (Exhibit to Form 10-
          Q filed October 15, 1994.)

     10.13 Exclusive Sales and Manufacturing Agreement between Research Industries Corporation and Adam Spence Corporation dated December 16, 1992.

  (11)  Statement Re: Computation of Per Share Earnings

  (21)  Subsidiaries of the registrant

  (23)  Consent of Independent Auditors

 *Exhibits so marked have been filed with the Securities and Exchange
  Commission as part of the indicated filing and are incorporated herein by reference.

4. Reports on Form 8-K


None




                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    RESEARCH MEDICAL, INC. AND SUBSIDIARIES

                            YEAR ENDED JUNE 30, 1996
                                 (IN THOUSANDS)


COL. A                      COL. B     COL. C              COL. E    COL. E

                                     ADDITIONS

                                        (1)        (2)
                            Balance   Charged
                              at      to Costs   Charged             Balance
                            Begin-       and        to     Deduc-     at End
      Name of Debtor        ning of   Expenses    Other   tions(a)     of
                            Period              Accounts             Period


YEAR ENDED JUNE 30, 1996
Allowance for doubtful      $(275)     $(321)                 $62    $(534)
accounts
Inventory obsolescence       (210)       (64)                  14     (260)
reserve


                            $(485)     $(385)                 $76    $(794)



YEAR ENDED JUNE 30, 1995
Allowance for doubtful      $(186)     $(222)                $133    $(275)
accounts
Inventory obsolescence       (210)        (7)                   7     (210)
reserve
                            $(396)     $(229)                $140    $(485)



YEAR ENDED JUNE 30, 1994
Allowance for doubtful       $(80)      (163)                 $57    $(186)
accounts
Inventory obsolescence       (140)      (227)                 157     (210)
reserve


                            $(220)     $(390)                $214    $(396)



(a)  Represent write-offs against the respective valuation accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                    RESEARCH MEDICAL, INC.


                    /s/  Gary L. Crocker                  9/23/96

                    Gary L. Crocker,                      Date
                    Chairman, President
                    and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    /s/  Charles J. Aschauer, Jr.           9/23/96

                    Charles J. Aschauer, Jr., Director      Date


                    /s/  Edward M. Blair, Jr.             9/23/96

                    Edward M. Blair, Jr., Director          Date


                    /s/  William A. Gay, Jr.              9/23/96

                    William A. Gay, Jr., Director           Date


                    /s/  Louis M. Haynie                  9/23/96

                    Louis M. Haynie, Director             Date


                    /s/  Sterling D. Sessions             9/23/96

                    Sterling D. Sessions, Director          Date


                    /s/  Mark W. Winn                     9/23/96

                    Mark W. Winn, Vice President and        Date
                    Chief Financial Officer


                    /s/  J. Steven Johnson                9/23/96

                    J. Steven Johnson, Treasurer            Date