Form 10-Q
period 1996-09-30
RESEARCH MEDICAL INC
filed 1996-10-31
CIK 83306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such
filing requirements for the past 90 days.  (1) Yes  X     No       (2) Yes
                                                             ---
X    No
        ----

The number of shares of common stock outstanding as of September 30, 1996 was 9,628,706.

RESEARCH MEDICAL, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
                                                            Page

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

      Consolidated Balance Sheets as of September 30, 1996
      and June 30, 1996                                       3

      Consolidated Statements of Income and
      Retained Earnings for theThree Month Periods Ended
      September 30, 1996 and  1995                            4

      Consolidated Statements of Cash Flows for the
      Three Month Periods EndedSeptember 30, 1996 and 1995    5

      Notes to Consolidated Financial Statements              6


ITEM 2.   Management's Discussion and Analysis                7




PART II OTHER INFORMATION                                    10

        Signatures                                           11

RESEARCH MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                    SEPTEMBER 30,          June 30,
                                        1996                 1996

                                     (UNAUDITED)
ASSETS
CURRENT ASSETS


 Cash and equivalents                 $  2,030,904       $  3,204,283
 Short-term investments                  5,723,665          4,524,164
 Accounts receivable                     9,461,887          9,029,916
 Current portion of notes                4,080,404          3,002,652
 receivable
 Inventories                            10,466,451         10,747,006
 Prepaid expenses                          920,251            942,851
 Deferred tax asset                        571,500            475,500

TOTAL CURRENT ASSETS                    33,255,062         31,926,372

LAND HELD FOR RESALE                     2,286,573            906,728
PROPERTY AND EQUIPMENT                   9,873,096          9,602,584
LONG-TERM INVESTMENTS                    5,160,032          5,532,410
NOTES RECEIVABLE, less
current portion                          8,612,832          8,404,073
PATENTS AND LICENSES                     2,547,861          2,599,834


                                       $61,735,456        $58,972,001



LIABILITIES AND
SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                       $  461,757          $ 703,052
 Income taxes payable                    1,503,259            514,259
 Accrued payroll,                          473,456            572,680
commissions and royalties
 Other accrued expenses                    213,286            231,809
 Current portion of long-                   99,996             99,996
 term debt

TOTAL CURRENT LIABILITIES                2,751,754          2,121,796

LONG-TERM DEBT, less current                47,434             72,434
portion

DEFERRED INCOME TAXES                      451,000            455,000

SHAREHOLDERS' EQUITY
  Common Stock, par value
$.50 per share;authorized
20,000,000 shares,
issued 9,628,706
shares in September
and 9,626,825 shares in June             4,851,607          4,849,907
Additional paid-in capital              12,290,669         12,297,297
Retained earnings                       42,018,361         39,768,559
Treasury stock, at cost,
74,508 shares in September                (675,369)          (592,992)
and 72,989 shares in June

                                        58,485,268         56,322,771


                                       $61,735,456        $58,972,001

RESEARCH MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  (UNAUDITED)


                                          Three Months Ended September 30,

                                         1996               1995


 REVENUES
   Health care                       $ 9,067,600          $ 7,599,971
   Real estate                         1,227,234            1,236,789

                                      10,294,834            8,836,760
 COSTS AND EXPENSES
   Cost of health care sales           3,486,189            2,995,496
   Real estate transaction               918,673              791,158
 costs
   Selling, general and                2,062,800            1,773,722
 administrative
   Research and development              510,328              421,181

                                       6,977,990            5,981,557


 OPERATING INCOME                      3,316,844            2,855,203

 OTHER INCOME (EXPENSE)
   Interest expense                      (3,767)              (6,469)
   Interest income and other             254,725              194,858

                                         250,958              188,389


 INCOME BEFORE INCOME TAXES            3,567,802            3,043,592



 INCOME TAX EXPENSE                    1,318,000            1,095,000


 NET INCOME                            2,249,802            1,948,592

   Retained earnings at               39,768,559           30,621,604
 beginning of period


 RETAINED EARNINGS AT END OF         $42,018,361          $32,570,196
 PERIOD



 PRIMARY EARNINGS PER SHARE                $ .23                $ .20



 PRIMARY WEIGHTED AVERAGE              9,893,000            9,835,000
 SHARES OUTSTANDING



 FULLY-DILUTED EARNING PER                 $ .23                $ .20
 SHARE



 FULLY-DILUTED WEIGHTED
 AVERAGE SHARES OUTSTANDING            9,869,000            9,870,000

RESEARCH MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                        Three Months Ended September 30,

                                           1996              1995


OPERATING ACTIVITIES
 Net income                             $2,249,802         $1,948,592
 Adjustments to reconcile net
 income to net cash
 provided by operating
 activities:
   Depreciation and amortization           419,783            319,032
   Deferred income taxes                 (100,000)           (96,000)
   Income tax benefit from
   exercise of                              4,000            670,506
   non-qualified stock options
   Changes in operating assets
   and liabilities:
     Accounts receivable                 (431,971)          (460,728)
     Notes receivable                  (1,301,766)        (1,159,543)
     Inventories                           280,555        (1,796,498)
     Land held for resale              (1,379,845)            594,899
     Other assets                          (9,945)            187,186
     Current liabilities                   629,958            653,784




NET CASH PROVIDED BY OPERATING             360,571            861,230
ACTIVITIES

INVESTING ACTIVITIES
 Net change in investments               (827,123)           (10,296)
 Issuance of investment notes                               (161,436)
 receivable
 Repayment of investment notes              15,254             18,502
 receivable
 Purchase of property and                (605,777)          (775,614)
 equipment


NET CASH USED IN INVESTING             (1,417,646)          (928,844)
ACTIVITIES

FINANCING ACTIVITIES
 Repayment of long-term debt              (24,999)           (24,999)
 Purchase of treasury stock              (148,105)
 Reissuance of treasury stock               65,728              3,178
 Proceeds from the sale of                 (8,928)            735,505
 Common Stock


NET CASH PROVIDED BY (USED IN)           (116,304)            713,684
FINANCING ACTIVITIES


INCREASE (DECREASE) IN CASH AND        (1,173,379)            646,070
EQUIVALENTS


Cash and Equivalents at                  3,204,283          2,093,326
Beginning of Period


CASH AND EQUIVALENTS AT END OF          $2,030,904         $2,739,396
PERIOD

RESEARCH MEDICAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements of Research Medical, Inc. and its subsidiaries as of September 30, 1996, and for the three month period then ended, were prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments (which are of a normal recurring nature) have been made to the financial statements to present fairly its financial position, results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. The Company has an audited annual report for the three years ended June 30, 1996. It is suggested that the attached financial statements be read in conjunction with the annual report and the financial statements and notes contained therein.


INVENTORIES

                                    SEPTEMBER 30,          June 30,
                                       1996                  1996


     Raw materials                  $3,806,868            $3,942,306
     Work-in-process                 1,487,271             1,601,922
     Finished goods                  5,172,312             5,202,778


                                   $10,466,451           $10,747,006



EARNINGS PER SHARE
Earnings per share of Common Stock are computed on the basis of the weighted average shares outstanding plus any common stock equivalents which would arise from the exercise of stock options.

STATEMENTS OF CASH FLOWS
Interest paid was approximately $4,000 in fiscal 1997 and $6,000 in fiscal 1996. Income taxes paid were $425,000 and $10,000 for the first three months of fiscal 1997 and 1996, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

CONSOLIDATED OPERATING HIGHLIGHTS
  Research Medical Inc.'s earnings were $2,249,802 for the first quarter of fiscal 1997, a 15% increase over net income of $1,948,592 recorded in the same quarter of the prior year. Earnings per share were $.23 and $.20 for these two periods, respectively. Total revenues increased from $8,836,760 in the first quarter of fiscal 1996 to $10,294,834 in the same quarter of fiscal 1997, which represents a growth rate of 17%. The total growth rate is comprised of a 19% increase in health care revenues and a 1% decrease in real estate revenues over the comparable period in 1996.
  Selling, general and administrative expenses (SG&A) for the first quarter of fiscal 1997 were 23% of health care revenues compared to 23% in 1996. SG&A has been compared only against health care revenues since there are no such costs charged against real estate operations and the nature of real estate sales can result in unusual fluctuations in ratios that are difficult to understand if SG&A is compared against total revenue The growth in SG&A of 16% is lower than health care revenue growth for the period, thus providing positive operating leverage for the year. The modest SG&A growth is reflective of the Company's desire to maintain its current administrative structure permitting the Company to focus more of its resources into research and development projects.
  Interest income and other has increased 31% for the first three months of 1997 compared with 1996, reflecting a higher level of invested assets.
   The effective federal and state income tax rate was approximately 37% for the first quarter of fiscal 1997 compared to 36% in 1996. This increase results from movement into a higher marginal federal tax rate due to the Company's increased profitability.

HEALTH CARE OPERATIONS
Net health care sales were $9,067,600 in the first quarter of 1997 compared to $7,599,971 in the same quarter of 1996, which represents a 19% increase. Medical device and solution sales increased by 12%, proprietary pharmaceuticals and sterile solution product sales increased by 44% for the quarter. The growth in medical device and solution revenues reflects an increase in domestic and international open-heart surgeries as well as market share gains for bypass circuitry cannulae, balloon cardioplegia delivery catheters, cardiac-assist devices. Additionally, the Company experienced significant increases in the sales of its Biofiltera hemoconcentrator as well as its vascular shunt product line.
  As in the prior year, the growth in proprietary pharmaceuticals resulted from more units sold, particularly to distributors in anticipation of an October 1 price increase. Also, increased purchases by foreign distributors contributed to the growth. Sterile solutions sales are directly attributable to OEM customer orders which have been higher during the current period. Growth in sterile solutions sales is not expected to continue and tend to fluctuate from quarter to quarter. The Company has new products in various stages of development and approval which it believes will contribute to sales growth in the future. Management also believes that it will continue to experience growth in the sales of its existing cardiovascular surgical products.
  Although the Company does not have foreign operations, it does sell worldwide to specialized cardiovascular distributors and other customers in foreign markets. Foreign sales decreased by 11% in the first quarter over the same quarter of the prior year. Generally, international sales have increased faster than domestic sales in recent years, however, foreign sales revenues in any given quarter fluctuate due to the timing of large distributor bid purchases. These sales represented 17% of sales in the first quarter of 1997 compared to 23% in 1996.
  Gross margins were 62% in the first quarter of fiscal 1997 compared to
61% for the same quarter in the prior year.   Gross margins improved
primarily as a result of the Company's efforts to automate portions of the manufacturing process as well as from an improved sales mix of higher margin products.
  The Company continues to invest resources in research and product development to introduce new products. Royalty costs, which in many respects represent the cost of acquired research and development technologies, are recorded as a component of cost of sales. All R&D expenses relate to the health care segment. These expenditures increased 21% from $421,181 in the first quarter of 1996 to $510,328 in the first quarter of fiscal 1997. This increase reflects the Company's preparation for new products, including a broad range of minimally invasive heart surgery products, the embolectomy catheter with viewing capability, several new vascular catheters, the Autologous Fibrinogen Delivery Kit, and the Heparin Removal Device.

REAL ESTATE OPERATIONS
  In past years the Company's real estate activities were used to help finance the Company's start-up of health care operations. The Company continues to divest real estate assets as reasonable offers are received.
  Real estate sales in the first quarter of 1997 include the sale of industrial land, interest on real estate contracts and revenue from the sale of the Company's interests in other real estate projects.
  Gross margins for real estate were 25% for the first quarter of 1997 compared to 36% for the same period in 1996. The gross margins are reflective of the Company's cost basis in the specific properties sold and the related selling prices. The gross margins, therefore, may vary significantly between specific pieces of property sold.

FINANCIAL CONDITION
The Company's balance sheet continued to strengthen during the first quarter of fiscal 1997. The following key measurements are indicative of the excellent liquidity and strong financial position of the Company:
                                          SEPT. 30,        June 30,
      (In thousands except ratios)           1996            1996

      Cash and investments                  $12,915          $13,261
      Working capital                        30,503           29,805
      Shareholders' equity                   58,485           56,323
      Current ratio                            12:1             15:1


  Cash and investments decreased from June 30, 1996 as a result of the Company's operations. Funds used in investing activities were primarily generated from operations.
  Accounts receivable increased by approximately $431,971 or 3% from June 30, 1996. This increase is consistent with the sales growth from the prior quarter.
  Inventories decreased by $280,555 or 3% from June 30, 1996. This decrease is comprised of lower inventory levels in all categories. In the prior year, as the Company began producing previously purchased raw material catheters, it continued purchasing a sufficient quantity of catheters from its supplier assuring a continuous flow of finished goods products through the transition to in-house produced raw material catheters resulting in a larger than normal supply of raw materials in the prior year. As the transition is now complete, significantly lower levels of purchased raw material catheters are held in inventory.
  Land held for resale increased $1,379,845 or 152% from June 30, 1996 as the Company purchased several parcels of land.
  There have been no other significant changes in capitalization or financial status during the quarter that are not reflected in the financial statements.

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

FORWARD-LOOKING STATEMENTS
  Any statements made by the Company in this document that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers of document are cautioned that forward-looking statements involve risk and uncertainties which may affect the Company's business prospects and performance. This includes economic, competitive, governmental, technological, and other factors discussed in this document and previous filings with the Securities and Exchange Commission.

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






               /s/  Gary L. Crocker               October 30, 1996

               Gary L. Crocker, President and          Date
               Chief Executive Officer





               /s/  Mark W. Winn                  October 30, 1996

               Mark W. Winn, Vice President and        Date
               Chief Financial Officer





               /s/  J. Steven Johnson             October 30, 1996

               J. Steven Johnson, Treasurer            Date
               and Corporate Controller