Form 10-Q
period 1996-12-31
RESEARCH MEDICAL INC
filed 1997-02-06
CIK 83306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


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

The number of shares of common stock outstanding as of December 31, 1996 was 9,631,319.



RESEARCH MEDICAL, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
                                                            Page

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

      Consolidated Balance Sheets as of December 31, 1996 and June 30,
      1996

      Consolidated Statements of Income and Retained Earnings for the
           Three Month Periods Ended December 31, 1996 and  1995

      Consolidated Statements of Income and Retained Earnings for the
           Three Month Periods Ended December 31, 1996 and 1995

      Consolidated Statements of Income and Retained Earnings for the
           Six Month Periods Ended December 31, 1996 and 1995

      Notes to Consolidated Financial Statements


ITEM 2.   Management's Discussion and Analysis




PART II OTHER INFORMATION

        Signatures




RESEARCH MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31,            June 30,
                                    1996                  1996
                                (UNAUDITED)


ASSETS
CURRENT ASSETS
 Cash and equivalents            $  1,582,442           $  3,204,283
 Short-term investments             6,427,651              4,524,164
 Accounts receivable                9,891,542              9,029,916
 Current portion of notes           5,150,623              3,002,652
 receivable
 Inventories                       10,327,327             10,747,006
 Prepaid expenses                   1,018,609                942,851
 Deferred tax asset                   526,000                475,500

TOTAL CURRENT ASSETS               34,924,194             31,926,372

LAND HELD FOR RESALE                3,564,045                906,728
PROPERTY AND EQUIPMENT              9,940,548              9,602,584
LONG-TERM INVESTMENTS               3,449,459              5,532,410
NOTES RECEIVABLE, less              8,616,353              8,404,073
current portion
PATENTS AND LICENSES                2,614,784              2,599,834


                                  $63,109,383            $58,972,001



LIABILITIES AND
SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                $  1,563,802              $ 703,052
 Income taxes payable               (197,698)                514,259
 Accrued payroll,                     386,893                572,680
 commissions and royalties
 Other accrued expenses                95,288                231,809
 Current portion of long-              99,996                 99,996
 term debt

TOTAL CURRENT LIABILITIES           1,948,281              2,121,796

LONG-TERM DEBT, less                   22,436                 72,434
current portion

DEFERRED INCOME TAXES                 460,500                455,000

SHAREHOLDERS' EQUITY
  Common Stock, par value
  $.50 per share;
  authorized 20,000,000
  shares, issued and
  outstanding 9,631,319
  shares in December and 9,626,825
  share in June                     4,852,914              4,849,907

  Additional paid-in               12,341,723             12,297,297
  capital
  Retained earnings                44,158,898             39,768,559
  Treasury stock, at cost           (675,369)              (592,992)

                                   60,678,166             56,322,771


                                  $63,109,383            $58,972,001

RESEARCH MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  (UNAUDITED)


                                      Three Months Ended December 31,

                                       1996                 1995


 REVENUES
   Health care                       $ 8,822,616         $ 7,939,228
   Real estate                           245,722           1,817,174

                                       9,068,338           9,756,402
 COSTS AND EXPENSES
   Cost of health care                 3,384,471           3,107,129
   sales
   Real estate transaction                49,935           1,083,540
   costs
   Selling, general and                1,970,082           1,943,141
   administrative
   Research and                          610,506             477,172
   development

                                       6,014,994           6,610,982


 OPERATING INCOME                      3,053,344           3,145,420

 OTHER INCOME (EXPENSE)


   Interest expense                     (26,024)            (28,599)
   Interest income and                   192,217             181,152
   other

                                         166,193             152,553


 INCOME BEFORE INCOME                  3,219,537           3,297,973
 TAXES

 INCOME TAX EXPENSE                    1,079,000           1,160,000


 NET INCOME                            2,140,537           2,137,973

   Retained earnings at               42,018,361          32,570,196
 beginning of period


 RETAINED EARNINGS AT END            $44,158,898         $34,708,169
 OF PERIOD



 PRIMARY EARNINGS PER                      $ .22               $ .22
 SHARE



 PRIMARY WEIGHTED AVERAGE              9,918,000           9,917,000
 SHARES OUTSTANDING




 FULLY-DILUTED EARNING                     $ .21               $ .22
 PER SHARE



 FULLY-DILUTED WEIGHTED                9,975,000           9,927,000
 AVERAGE SHARES
 OUTSTANDING

RESEARCH MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS  (UNAUDITED)


                                       Six Months Ended December 31,

                                        1996                 1995


 REVENUES
   Health care                       $ 17,890,216        $ 15,539,199
   Real estate                          1,472,956           3,053,963

                                       19,363,172          18,593,162
 COSTS AND EXPENSES
   Cost of health care sales            6,870,660           6,102,625
   Real estate transaction costs          968,608           1,874,698
   Selling, general and                 4,032,882           3,716,863
   administrative
   Research and development             1,120,834             898,353

                                       12,992,984          12,592,539


 OPERATING INCOME                       6,370,188           6,000,623

 OTHER INCOME (EXPENSE)
   Interest expense                      (29,791)            (35,068)
   Interest income and other              446,942             376,010

                                          417,151             340,942


 INCOME BEFORE INCOME TAXES             6,787,339           6,341,565

 INCOME TAX EXPENSE                     2,397,000           2,255,000


 NET INCOME                             4,390,339           4,086,565

   Retained earnings at                39,768,559          30,621,604
   beginning of period


 RETAINED EARNINGS AT END OF          $44,158,898         $34,708,169
 PERIOD



 PRIMARY EARNINGS PER SHARE                 $ .44               $ .41





 PRIMARY WEIGHTED AVERAGE               9,905,000           9,871,000
 SHARES OUTSTANDING



 FULLY-DILUTED EARNING PER                  $ .44               $ .41
 SHARE



 FULLY-DILUTED WEIGHTED                 9,975,000           9,881,000
 AVERAGE SHARES OUTSTANDING

RESEARCH INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                          Six Months Ended December 31,

                                          1996             1995


OPERATING ACTIVITIES
 Net income                            $4,390,339       $4,086,565
 Adjustments to reconcile net
income to net cash provided by
operating activities:
   Depreciation and                       735,307          644,494
   amortization
   Deferred income taxes                 (45,000)        (170,000)
   Income tax benefit from
   exercise of                             7,600          865,890
   non-qualified stock options
Changes in operating assets and
liabilities:
     Accounts receivable                (861,626)        (786,160)
     Notes receivable                 (2,403,518)       (1,416,820

     Inventories                          419,679       (2,567,472

     Land held for resale             (2,657,317)        (440,085)
     Other assets                       (185,269)         (46,688)
     Current liabilities                (173,515)          693,495


NET CASH PROVIDED BY (USED IN)          (773,320)          863,219
OPERATING ACTIVITIES

INVESTING ACTIVITIES
 Net change in investments                179,464         (13,148)
 Issuance of investment notes                            (171,436)
 receivable
 Repayment of investment notes             43,267          319,146
 receivable
 Purchase of property and               (978,710)       (1,682,088)
 equipment


NET CASH USED IN INVESTING              (755,979)       (1,547,526)
ACTIVITIES

FINANCING ACTIVITIES
 Repayment of long-term debt             (49,998)         (49,998)
 Purchase of treasury stock             (148,105)
 Reissuance of treasury stock              65,728          198,834
 Proceeds from the sale of                 39,833        1,190,062
 Common Stock


NET CASH PROVIDED BY (USED IN)           (92,542)        1,338,898
FINANCING ACTIVITIES


INCREASE (DECREASE) IN CASH AND       (1,621,841)          654,591
EQUIVALENTS

  Cash and Equivalents at               3,204,283        2,093,326
Beginning of Period


CASH AND EQUIVALENTS AT END OF         $1,582,442       $2,747,917
PERIOD

RESEARCH MEDICAL, INC. AND SUBSIDIARIES


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements of Research Medical, Inc. and its subsidiaries as of December 31, 1996, and for the three month period then ended, were prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments (which are of a normal recurring nature) have been made to the financial statements to present fairly its financial position, results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. The Company has an audited annual report for the three years ended June 30, 1996. It is suggested that the attached financial statements be read in conjunction with the annual report and the financial statements and notes contained therein.

INVENTORIES

                                DECEMBER 31,         June 30,
                                    1996               1996


     Raw materials                $3,305,291         $3,942,306
     Work-in-process               1,462,093          1,601,922
     Finished goods                5,559,943          5,202,778




                                 $10,327,327        $10,747,006



EARNINGS PER SHARE
Earnings per share of Common Stock are computed on the basis of the weighted average shares outstanding plus any common stock equivalents which would arise from the exercise of stock options when material.

STATEMENTS OF CASH FLOWS
Interest paid was approximately $30,000 in fiscal 1997 and $35,000 in fiscal 1996. Income taxes paid were $3,149,000 and $969,000 for the first six months of fiscal 1997 and 1996, respectively.

CONTINGENCIES
The Company acquired the distribution rights to market and sell certain vascular blood flow monitors and sensors, and inventory necessary for initial distribution of the product. When it was determined by the Company that the acquired product did not meet the represented specifications and the manufacturer would not acknowledge or make the required modifications, the Company initiated litigation that alleges among other things breach of contract for which the Company is seeking damages. The defendant has filed a counterclaim also seeking damages. Management and the Company's legal counsel intend to vigorously prosecute its claims and defend against the defendants counterclaims. However, as the litigation is in an early stage, no estimate can be made at this time of the potential outcome or potential loss if any.

The Company is a party to certain legal actions which have arisen in the ordinary course of business. After consultation with legal counsel, management is of the opinion that there are no pending or threatened legal matters which will have a material effect on the consolidated financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS

PENDING ACQUISITION BY BAXTER
     Research Medical, Inc. has entered into a definitive agreement to be acquired by Baxter International, Inc. for $23.50 per common share payable in Baxter common stock. The merger is subject to the approval of Research Medical's stockholders, as well as the successful completion of all pertinent regulatory matters. A special shareholders meeting will likely be held in early March. Once the merger is consummated, Research Medical will continue to operate as a wholly owned subsidiary of Baxter.

CONSOLIDATED OPERATING HIGHLIGHTS
  Research Medical, Inc.'s earnings were $2,140,537 for the second quarter of fiscal 1997, compared to net income of $2,137,973 recorded in the same quarter of the prior year. Fully-diluted earnings per share were $.21 and $.22 for these two periods, respectively. Total revenues decreased 7% from $9,756,402 in the second quarter of fiscal 1996 to $9,068,338 in the same quarter of fiscal 1997. This decrease is comprised of an 11% increase in health care revenues and a 86% decrease in real estate revenues over the comparable period in 1996.
  Selling, general and administrative expenses (SG&A) for the second quarter of fiscal 1997 were 22% of health care revenues compared to 24% in 1996. SG&A has been compared only against health care revenues since there are substantially no such costs charged against real estate operations and the nature of real estate sales can result in unusual fluctuations in ratios that are difficult to understand if SG&A is compared against total revenue The growth in SG&A of 1% is lower than health care revenue growth for the period providing positive leverage for the year. This modest increase in SG&A expenses is reflective of the Company's desire to maintain its current organizational structure to focus more of its resources into several significant research and development projects.
  Interest income and other has increased for the second three months of 1997 compared with 1996, reflecting more investable assets.
  The combined effective federal and state income tax rate was approximately 34% for the second quarter of fiscal 1997 compared to 35% in 1996. The lower rate is due to a higher proportion of tax preferenced investment holdings in the current year.

HEALTH CARE OPERATIONS
Net health care sales were $8,822,616 in the second quarter of 1997 compared to $7,939,228 in the same quarter of 1996, which represents a 11% increase, paced by strong growth in Bypass Circuitry and Cardiac-Assist catheters, Blood Management products, and Sterile Solution products. Vascular products continued to post healthy increases in the shunt lines, but these increases were mitigated by the effect of IschemiaAlerta product returns.
  The Company has new products in various stages of development and approval which it believes will contribute to sales growth in the future. Management also believes that it will continue to experience growth in the sales of its existing cardiovascular surgical products.
  Although the Company does not have foreign operations, it does sell worldwide to specialized cardiovascular distributors and other customers in foreign markets. Foreign sales increased by 35% in the second quarter over the same quarter of the prior year. These sales represented 27% of sales in the second quarter of 1997 compared to 22% in 1996. Domestically, sales of cardiovascular products directly to U.S. hospitals increased 17%, while sales by the Company to inventory stocking independent dealers declined 25% reflecting reductions in their inventory investments in the quarter period that the Baxter acquisition agreement was announced.
  Gross margins were 62% in the second quarter of fiscal 1997 compared to 61% for the same quarter in the prior year. Gross margins improved primarily as a result of the Company's efforts to automate portions of the manufacturing process as well as from an improved sales mix of higher margin products.
  SG&A costs are discussed in the consolidated operating highlights since direct SG&A costs related to real estate are insignificant which makes the allocation of corporate SG&A costs between health care and real estate arbitrary, impractical and difficult for investors to understand. Management believes the comparison of total SG&A costs provides the investor with a better understanding of its efforts to control costs.
  The Company continues to invest resources in research and product development to introduce new products. Royalty costs, which in many respects represent the cost of acquired research and development technologies, are recorded as a component of cost of sales. All R&D expenses relate to the health care segment. These expenditures increased 28% from $477,172 in the second quarter of 1996 to $610,506 in the second quarter of fiscal 1997. This increase reflects the Company's preparation for new products, including a broad range of minimally invasive heart surgery products, the embolectomy catheter with viewing capability, several new vascular catheters, the Autologous Fibrinogen Delivery Kit, and the Heparin Removal Device.

REAL ESTATE OPERATIONS
  The Company continues to divest real estate assets as reasonable offers are received.
  Real estate sales in the second quarter and the first six months of 1997 include interest on real estate contracts and revenue from the sale of the Company's interests in other real estate projects.
  Gross margins for real estate were 80% for the second quarter of 1997 compared to 40% for the same period in 1996 and 34% for the first six months of fiscal 1997 compared to 39% for the same period in fiscal 1996. The gross margins are reflective of the Company's cost basis in the specific properties sold and the related selling prices. The gross margins, therefore, may vary significantly between specific pieces of property sold.

FINANCIAL CONDITION
The Company's balance sheet continued to improve during the second quarter of fiscal 1996. The following key measurements are indicative of the excellent liquidity and strong financial position of the Company:



                                     DEC. 31,       June 30,
      (In thousands except             1996           1996
        ratios)

      Cash and investments             $11,460       $13,261
      Working capital                   32,976        29,805
      Shareholders' equity              60,678        56,323
      Current ratio                       18:1          15:1


  Cash and investments decreased from June 30, 1996 as a result of the Company's operations. Funds used in investing activities were generated from operations and the sale of common stock through the exercise of stock options.
  Accounts receivable increased by approximately $862,000 or 10% from June 30, 1996. This increase is consistent with sales growth during the first six months of fiscal 1997.
  Inventories decreased by approximately $420,000 or 4% from June 30, 1996. This decrease is comprised of lower raw materials and work in process inventory levels partially offset by higher inventory levels in the finished goods area. In the prior year, as the Company began producing previously purchased raw material catheters, it continued purchasing a sufficient quantity of catheters from its supplier assuring a flow of finished goods products through the transition to in-house produced raw material catheters resulting in a larger than normal supply of raw materials in the prior year. As the transition is now complete, significantly lower levels of purchased raw material catheters are held in inventory. The increase in finished goods is due primarily to increased health care sales.
  Land held for resale increased $2,657,317 or 293% from June 30, 1996 as the Company purchased several parcels of land, most of which are subject to resale under existing purchase commitments.
  There have been no other significant changes in capitalization or financial status during the quarter that are not reflected in the financial statements.

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

      Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Listing of Exhibits

        Exhibit 11--Statement Re: Computation of Per Share Earnings

      (b) Reports on Form 8-K

        On December 17, 1996, the Company filed an 8-K announcing the pending acquisition of Research Medical, Inc. by Baxter International, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               RESEARCH MEDICAL, INC.






               /s/  Gary L. Crocker               February 5, 1997
               Gary L. Crocker, President and     Date
               Chief Executive Officer



               /s/  Mark W. Winn                  February 5, 1997
               Mark W. Winn, Sr. Vice President,  Date
               Chief Financial Officer, and Secretary




               /s/  J. Steven Johnson             February 5, 1997
               J. Steven Johnson,                 Date
               Corporate Controller